Form 10-K405
period 1996-12-31
SANCHEZ COMPUTER ASSOCIATES INC
filed 1997-03-27
CIK 1022926

    Securities and Exchange Commission Washington, D.C. 20549

                                   FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996

    Commission file number 0-21705

    SANCHEZ COMPUTER ASSOCIATES, INC. (Exact Name of Registrant as Specified in Its Charter)

Pennsylvania                                                                      23-2161560
  (State or Other Jurisdiction of                                              (I.R.S. Employer
 Incorporation or Organization)                                                Identification No.)


40 Valley Stream Parkway, Malvern, PA (Address of Principal Executive               19355
  Offices)                                                                        (Zip) Code
Registrant's telephone number, including area code:                             (610) 296-8877
Securities registered pursuant to Section 12(b) of the Act:                         NONE
Securities registered pursuant to Section 12(g) of the Act:

                        TITLE OF EACH CLASS

                     COMMON STOCK, NO PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of shares of Common Stock held by non-affiliates (based on the closing price on NASDAQ) on March 12, 1997 was approximately $25.1 million.

    The number of shares of registrant's Common Stock outstanding as of March 12, 1997 was 10,883,375 shares.

                         SANCHEZ COMPUTER ASSOCIATES, INC.

                                INDEX TO FORM 10-K
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


ITEM                                                                     PAGE
NO.                                                                       NO.
----                                                                     ----

                                    Part I

1.  Business............................................................    3

2.  Properties..........................................................   16

3.  Legal Proceedings...................................................   16

4.  Submission of Matters to a Vote of Security Holders.................   16

4A. Executive Officers of the Registrant................................   17

                                    Part II

5.  Market for Registrant's Common Equity and Related Stockholder
      Matters ..........................................................   18

6.  Selected Financial Data.............................................   19

7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.........................................   20

8.  Financial Statements and Supplementary Data.........................   27

9.  Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure..........................................   42

                                    Part III

10. Directors and Executive Officers of the Registrant..................   42

11. Executive Compensation..............................................   42

12. Security Ownership of Certain Beneficial Owners and Management......   42

13. Certain Relationships and Related Transactions......................   42

                                    Part IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....   43

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of registrant's Proxy Statement relating to the annual meeting of shareholders of registrant to be held on May 29, 1997 are incorporated by reference into Items, 10, 11, 12 and 13 of Part III of this Form 10-K. Registrant expects to file the Proxy Statement within 120 days after the end of the year covered by this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

    Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") designs, develops, markets, implements and supports comprehensive banking software, called PROFILE-Registered Trademark- ("PROFILE"), for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of three integrated modules which operate on open, client-server platforms. The primary module, called PROFILE/Anyware, is a multi-currency bank production system which supports deposit, loan, customer, transaction processing and bank management requirements through multiple distribution channels, including the Internet. The other modules are PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system, and PROFILE/ITS, a system that processes treasury transactions including foreign exchange, money market, securities trading (capital markets), futures, options and trade finance. The PROFILE system is currently licensed to 24 clients in nine countries serving more than 300 financial institutions. Historically, the Company has focused its marketing efforts in Central Europe and North America. Currently, the Company is targeting two market segments, the Emerging Banking Market in which the Company seeks to expand on its existing successes and increase its market share, and the Direct Banking Market in which the Company is seeking to establish itself as a significant participant.

    Financial services organizations in the Emerging Banking Market can generally be characterized as being located in areas with growing consumer banking bases, often with a large number of branches and little enterprise-wide automation. Sanchez, through the implementation of its PROFILE products, provides these organizations with a fully automated system which addresses all core areas of their data processing requirements, including head office operations, domestic and international payments, new product introduction, customer analysis, budgeting and forecasting, branch automation, treasury, trade finance and deposit and loan processing. The PROFILE products have the ability to adapt to diverse accounting, operational and regulatory environments and have the flexibility to support a broad spectrum of banking products and services. Because the PROFILE products are scalable, they can be implemented within an infrastructure that supports an organization's current operational requirements and thereafter be incrementally expanded as the client's operational requirements increase. Since 1991, the Company has principally targeted banks in Central Europe and Canada; and, in 1996, the Company expanded its marketing efforts to include financial services organizations located in the Asian-Pacific Rim.

    Since 1987, the Company has maintained a series of strategic alliance agreements with Digital Equipment Corporation ("Digital") and has marketed its products principally through leads generated by the Digital sales force. In 1995, the Company entered into an agreement with Hewlett-Packard Company ("Hewlett-Packard") and ported its software to Hewlett-Packard's HP-UX platform. Also in 1995, the Company entered into an agreement with Oracle Corporation ("Oracle") to port the PROFILE products to the Oracle database. These porting activities are currently under way. In mid-1996, the Company entered into an agreement with International Business Machines Corporation ("IBM") and ported its software to IBM's AIX platform. The Company markets PROFILE products through alliances with all four of these vendors as well as its own enhanced direct sales force.

    The Company intends to expand its business into the Direct Banking Market. The Company defines the Direct Banking Market as the on-line retail banking business conducted via alternate distribution channels by large financial services institutions located throughout the world. The Company believes that these organizations recognize that the emergence of electronic commerce, together with the availability and acceptance of computer technology, will ultimately cause a dramatic change in the consumer banking practices of many of their customers. The Company predicts that the growth of electronic commerce will result in a large increase in the volume of financial transactions which occur on-line as well as a greater demand for customized products and services. Because of these factors, in early 1996, the Company determined that a significant opportunity exists for it in the Direct Banking Market and it has subsequently committed substantial human and financial resources to position itself in that market. The Company believes that the capabilities already contained in the PROFILE product line, along with specific enhancements that it has identified, will provide financial services organizations with the technology to strategically respond to this consumer banking evolution.

    In July 1996, the Company entered into a strategic relationship with the electronic banking division of Price Waterhouse LLP ("Price Waterhouse"). In connection with this engagement, Price Waterhouse and the Company are conducting joint marketing activities, and anticipate working jointly on future implementation projects. In addition, the Company anticipates forming alliances with other complementary service organizations in the areas of home banking interface, network security and other consumer-based financial applications. The Company believes that these alliances, along with the alliances mentioned in the previous paragraphs, will facilitate its entrance into the Direct Banking Market.

INDUSTRY OVERVIEW

    EMERGING BANKING MARKETS

    Banks which comprise the Emerging Banking Market are generally located within countries or regions which have experienced dramatic political, social and/or economic changes during the past decade such as Central Europe, Russia, the Asian-Pacific Rim, Mexico and Latin America. Many of these nations have also aggressively embraced the privatization of industry, resulting in greater wealth held by private citizens. As a result of such developments, financial services organizations within the Emerging Banking Market have experienced large increases in the demand for retail banking products. Financial services organizations in the Emerging Banking Market, however, face significant infrastructure impediments to meeting this increased demand. While these organizations have often established extensive branch networks, these branches normally operate as autonomous business units. Typically, selected customer and transaction data are exchanged with the main office infrequently. The lack of enterprise level integration has constrained the development and deployment of sophisticated financial products and services, disabled the efficient utilization of resources, and prevented bank management from acquiring management information on a timely basis.

    For these reasons, financial services organizations in the Emerging Banking Market are faced with the necessity of modernizing their entire information and processing infrastructure. In response, they have demonstrated a willingness to invest in a centralized enterprise-server based solution. One of the principal advantages of the technology contained in the Company's PROFILE/Anyware product is that it provides on-line access to up-to-date customer and balance sheet data throughout the organization. The Company also believes that an on-line enterprise-wide database is a requirement for electronic delivery channels such as Automated Teller Machine ("ATM") networks, Point of Sale ("POS") networks, and home banking, which are rapidly being introduced into these markets.

    Although Canada does not meet the definition of an "Emerging Market", the Canadian credit union marketplace has in the last few years identified the need to upgrade their information and processing infrastructure. The Company entered the Canadian credit union marketplace in 1991 and as of December 31, 1996, its software is responsible for processing the majority of credit unions in the Provinces of British Columbia and Manitoba. Late in 1996, the Company was notified by another Provincial credit union Central that it had selected PROFILE; the Company is currently negotiating a contract with this entity. Concurrent with this selection, discussions ensued with certain of the Company's current customers to jointly pursue additional opportunities in the Canadian credit union marketplace. Plans will be solidified later in 1997.

    The global market for international retail production banking solutions, which encompasses the Emerging Banking Market, is so diverse and fragmented that reliable market figures are not available. However, The Tower Group, a leading financial industry research organization, estimates that, at any time, 950 bank production system selections are being contemplated within the international retail banking systems market, and it believes that number will increase about 6% per year as more banks in developing countries seek to modernize.

DIRECT BANKING MARKET

    The Company believes that the competitive challenges presented by the emergence of electronic commerce and the consumer demand for greater product and service flexibility threaten to fundamentally alter traditional retail banking practices in North America. The Company believes that this process will be further spurred as the speed and commercial use of the Internet increases with the development and deployment of higher bandwidth communication (the ability to transmit more information in a shorter time). Furthermore, expanded Internet access through a myriad of affordable devices (such as personal computers, Internet access terminals, televisions and personal digital assistants) will also contribute to greater use of the Internet. As a result, consumers will be more easily and effectively able to search for the most attractive financial products and services thereby reducing the relationship value provided by banks and further increasing the commodity nature of their products. The Company believes those consumers who are likely to utilize electronic commerce in this fashion comprise a significant percentage of a typical organization's highly profitable customers.

    In response to these market challenges, financial services organizations within the Direct Banking Market have begun to develop direct banking services by offering a subset of their existing products and services through electronic channels. Services currently provided include the ability to transfer funds, pay bills, obtain account balances and track checks and deposits via personal computer. The ability of these organizations to offer more innovative products and services, however, is considerably constrained by their current information technology systems. These systems, called production or transaction processing systems, typically consist of large mainframe computers that are based on software technology initially developed in the 1970s. Organizations in the Direct Banking Market are dependent upon this technology and have made enormous investments in it and the infrastructure required to support it. For these reasons, they have historically resisted the wholesale replacements of these legacy systems. Rather, they have chosen to surround these systems on the front end with modern user interfaces and on the back end with data warehouse and executive information applications.

    The Company, however, believes that these efforts will not provide these organizations with the necessary infrastructure to create the innovative products and services required to preserve and expand market share. It also believes that the current delivery cost structure of these organizations will impair their ability to competitively price products. Due to the unique product tailoring capability and delivery channel independence of the PROFILE/Anyware products, the Company believes that it is positioned to supply the next generation of infrastructure to these organizations.

    Within the global Direct Banking Market, the Company has initially targeted financial services institutions in the U.S. and Canada with assets of $4 billion or more. This targeted group includes the top 100 banks in the U.S. and approximately the top ten banks in Canada. After it achieves initial success within the targeted groups, the Company intends to broaden its market scope both internationally and to smaller institutions.

THE SANCHEZ STRATEGY

    The Company believes its most promising opportunities for growth lie in increasing market share in the Emerging Banking Market, broadening its scope of services in the Emerging Banking Market, and positioning itself as one of the first production system entries in the new Direct Banking Market. The Company plans to pursue these objectives through the following strategic activities.

INCREASE MARKET SHARE IN THE EMERGING BANKING MARKET

    The Company intends to expand its presence in the Emerging Banking Market, principally by increasing its marketing activities in Central Europe and the Asian-Pacific Rim. In addition, the Company, in concert with its Canadian Credit Union service bureau customers, plans to expand its presence among credit unions across Canada. The Company believes that the marketing efforts of the Company's strategic partners, such as Hewlett-Packard, IBM and Digital, will result in the generation of additional sales leads for the Company. In addition, the Company plans to increase its own direct marketing efforts and has recently opened offices in Prague, Warsaw and Jakarta.

BROADEN THE SCOPE OF SERVICES PROVIDED IN THE EMERGING BANKING MARKET

    The Company believes that the reception its products and services have received in the Emerging Banking Market, particularly in Central Europe, provides the opportunity to expand the scope of services which the Company provides to organizations in this market. Accordingly, the Company intends to market additional services and products to these organizations, including more expansive consulting services, credit bureau services, technology infrastructure planning, and systems integration.

BECOME A SIGNIFICANT PARTICIPANT IN THE DIRECT BANKING MARKET

    The Company intends to become a significant participant in the Direct Banking Market by marketing its PROFILE family of products as a financial services organization's most appropriate response to the evolution in consumer banking spurred by the emergence of electronic commerce. The Company is positioning its PROFILE/Anyware product as part of a separate infrastructure focused specifically on direct banking channels, as opposed to as a replacement for the existing production systems. The Company is establishing strategic relationships with partners whom it believes will together comprise a comprehensive direct bank solution. To this end, the Company has established a relationship with the direct banking consulting unit of Price Waterhouse to engage in joint marketing and project implementation activities. In addition, the Company anticipates forming alliances with other complementary service organizations in the areas of home banking interface, network security and other consumer-based financial applications.

THE SANCHEZ SOLUTION

    Sanchez's PROFILE product line simultaneously addresses the needs of financial services organizations in both the Emerging Banking Market and the Direct Banking Market. Sanchez believes that there is a trend toward globalization of banking practices which will create a convergence of requirements between the Emerging Banking Market and the Direct Banking Market. The broad range of U.S. and western banking functionality contained in the system enables financial services providers in the Emerging Banking Market to offer financial products and services previously unavailable to their customers. The multiple channel delivery architecture also provides these institutions with the infrastructure to support the rapidly evolving service expectations of their customer base. Using the same software application and technology, Sanchez will enable organizations within the Direct Banking Market to effectively respond to changes in consumer banking preferences brought on by the rapid increase in electronic commerce. The underlying capability of the PROFILE product line to tailor products and services for individual bank customers and to deliver them over a wide variety of consumer interfaces can create the differentiation necessary for banks to compete in a modern marketplace.

    A summary of the principal benefits of the PROFILE solution include:

FUNCTIONAL BENEFITS

    - Enables financial services organizations to dynamically create new products and services and to tailor them for individual customers ("mass customization") - Allows updates to the integrated on-line database to occur directly, providing real-time reporting, processing, and analytic capabilities - Supports a variety of national and international wholesale, commercial and retail payment systems, offering multiple payment and clearing options - Features integrated customer, deposit, loan and general ledger modules which share a common database and software components, thus eliminating traditional functional boundaries - Supports a combined set of North American and international product, service, operational and transactional requirements providing a "global" solution - Contains integrated data management and decision support tools, supporting analytic, regulatory and production analysis and reporting requirements

OPERATIONAL BENEFITS

    - Runs on multiple operating systems and multiple platforms (32 and 64 bit)
- Offers a solution to both start-ups and multi-million account institutions due to high degree of scalability - Enables database archiving which provides permanent, low-cost, transaction storage and on-line retrieval - Runs over multiple protocols (TCP/IP, DecNet) on local area and wide area networks

TECHNICAL BENEFITS

    - Contains a messaging architecture which provides for the rapid integration of existing and new delivery channels - Features standard industry application interfaces (APIs) which support client/server model and cross application integration - Features two-tier and three-tier client/server architecture which optimizes performance and workload distribution - Contains a data dictionary and other meta-data elements, including forms, reports, documents and interface definitions which are managed through a tool set that the Company has developed called DATA-QWIK, which enables the Company and its customers to rapidly modify and extend the base application - Features the entity/relationship data model which can be projected over relational, key indexed, and object database systems, insulating the application from the underlying database management system

THE SANCHEZ PRODUCTS

    The PROFILE line of products is a comprehensive software solution that addresses the major operational requirements of commercial, retail, international and wholesale banking institutions. The PROFILE product line consists of the following three modules: (i) the PROFILE/Anyware universal banking system; (ii) the PROFILE/FMS Financial Management System; and (iii) the PROFILE/ITS Integrated Treasury System. While each of these applications can operate independently, they can also be integrated into a cohesive and powerful enterprise-wide banking solution. In general, while the most important features of PROFILE have been internally developed, the Company currently also relies on software provided by certain third parties for development languages, database environments and certain application modules for PROFILE/ITS. The Company believes, however, that if such software were no longer available to the Company, it could obtain substitute software from other sources.

PROFILE/ANYWARE

    PROFILE/Anyware is a client/server application comprised of a wide-area enterprise server, a local area, branch/department server, and a graphical client. An integrated set of application codes provide a full range of customer, deposit, lending, and branch functionality, which includes management reports, decision support functions, and data analysis functions. PROFILE/Anyware provides both on-line and batch interfaces to support a bank's transaction processing and inter/intra clearing requirements. A detailed description of certain other key features of PROFILE/Anyware follows:

    Electronic Manufacturing. The architecture of PROFILE/Anyware was developed utilizing a product manufacturing paradigm. This is in contrast to most banking software in use today which was designed to automate accounting and transaction processing activities. The Company believes that this is a fundamental distinction. In a manufacturing environment, products are composed of subassemblies and components. PROFILE/Anyware contains thousands of individual software components that can be hierarchically assembled into subassemblies, products, and product packages. The components are shared across traditional business lines and product boundaries within an institution. The electronic manufacturing paradigm is further enhanced by the unique ability of PROFILE/Anyware to assemble unique products for market segments as small as an individual customer, a concept referred to as "mass customization." within this "electronic factory," a financial services organization can provide the services of a value added intermediary and package products and services that support the specific requirements of the individual. In a future release of PROFILE/Anyware, the Company plans to offer software that will allow consumers themselves to access these capabilities through a self-directed origination component that will be integrated into their home banking application.

    Customer Oriented. PROFILE/Anyware contains all customer records, loan and deposit account records and transactions in an integrated database. Different customer types can be defined by the institution, and specific data can be captured and maintained for each customer type. Customer demographics, interest yields, profitability and transaction activity are available real-time for inquiry or analysis. These data can be used to provide service-use incentives, bundled product packages and integrated reporting. The system provides the ability to "drill down" from summary data to individual account activity, to the source document images that support customer transactions. Customers can be linked to each other to create affinity groups or other meaningful market segments.

    The data dictionary, along with other meta-data definitions such as input and display forms, document layouts and reports can be modified or extended through a tool set provided by the Company called DATA-QWIK to support a bank's unique customer requirements. This feature supports the integration of data from applications and databases operated outside of PROFILE/Anyware with the customer database.

    Open Architecture, Channel Independent, and Scalable. PROFILE/Anyware is a client-server based application that supports a variety of industry standard application interfaces (APIs) and message protocols. The supported APIs currently include DLL, DDE, HTML and SQL (with ODBC compliance in development and expected to be available later in 1997). The system can operate as either a database server (two-tier) or application server (three-tier), or both, depending on the client application requirements. The PROFILE graphical client utilizes both models to operate most efficiently and reliably over a wide area network. The standard APIs allow PROFILE/Anyware to function as a server for best-in-class client and desktop applications.

    PROFILE/Anyware is a message based application which allows it to be interfaced to a wide variety of interface devices including traditional branches, ATM networks, POS networks, kiosk devices, home banking applications on dedicated networks and the Internet, and mobile computing devices.

    PROFILE/Anyware currently runs on IBM's AIX platform, Hewlett-Packard's HP-UX platform and Digital's UNIX/RISC platform, as well as Digital Open VMS. The Company believes that these platforms provide the best price/performance ratios available for commercial applications and are more scalable than current Intel based platforms. PROFILE/Anyware has been installed and operated in institutions ranging in size from startup banks with no initial customers to universal regional banks with hundreds of branches and over 1.5 million accounts. It has also been installed in service bureaus operating centrally for many institutions. The Company believes that the ability to process very large databases (25 million accounts and ten million transactions per day) will become a requirement for both of its target markets and is currently developing technology that it believes can support these volume levels.

    On-line, Real-time, Continuous Availability. PROFILE/Anyware accepts on-line and batch transactions from a variety of transaction sources and processes them in real-time, ensuring the most up-to-the minute database state. Inquiries from any client device can access the system on-line and retrieve the current status of the database. Currently, the system accepts financial transactions 24 hours a day. The Company intends to enhance the software in a future release to accept non-financial activity, such as account origination and maintenance, 24 hours a day as well. The Company believes that this real-time capability will become a requirement for direct banking applications.

    International Functionality. PROFILE/Anyware is currently operating or being installed in nine countries and in six languages. It is a full multi-currency system that denominates products and accounts in their base currency. It supports and balances multiple cash currencies and provides exchange and revaluation functions. The system contains the product components that support the combined requirements of North American and international financial institutions. The system also supports both the U.S. style payment system (ACH and checks) and the European style electronic payment system (payment/ collection/standing orders, GIRO and SWIFT). The Company believes that the requirements of its target markets will ultimately converge and that the qualities of North American retail products and European payment systems will be integrated into the other market.

                                  PROFILE/FMS

    PROFILE/FMS is an on-line, real-time, multi-company, multi-currency, cost center based accounting system. It contains a very flexible financial reporting tool that allows banks to develop their own portfolio of sophisticated bank management and executive reports. This application allows users to record, consolidate, report and plan all financial activity within an institution. PROFILE/FMS modules include general ledger, accounts payable, fixed assets, prepaid, accrued and deferred item processing, financial and statistical reporting, budgeting and bank reconciliation. It is tightly integrated with PROFILE/Anyware and shares a common database and application components.

                                  PROFILE/ITS

    PROFILE/ITS provides the ability to process treasury transactions including foreign exchange, money market, securities trading (capital markets), futures, options and trade finance. PROFILE/ITS assists financial institutions with risk measurement analysis and control. PROFILE/ITS is integrated with other PROFILE modules and enables institutions to access various functions, including sophisticated monitoring of liquidity and funding needs, exchange risk, interest sensitivity exposure and on-line portfolio pricing capabilities. These capabilities allow an institution to monitor counterparty and country risk limits, exposure to industry groups and nostro cash flow on-line along with the institution's liquidity, profitability, asset and liability durations, gaps and interest rate risk, all on an institution-wide basis.

THE SANCHEZ SERVICES

    While PROFILE software license fees represent a material portion of the Company's revenues, the Company also derives significant revenues from services. The Company's primary service offerings include the following:

PROJECT SERVICES

    Project Services are services provided on a one-time basis either during the initial implementation or as contracted for by clients after conversion to PROFILE. Implementation service revenues can range from $500,000 to over $4 million for an individual project, and are typically delivered over a period of ten to 15 months. Other project services typically delivered during the implementation period include training, conversion, localization and software customization. These project services are staffed by professionals trained in the financial services industry who primarily work at the clients' locations and follow a published methodology employing proven project management and measurement techniques.

    Project services delivered after a client converts to PROFILE typically include software customization, training or version upgrade consulting. The Company has a specific group of employees who are focused on delivering these types of services, although others from within the Company may also render such services.

    While some project services are contracted for on a time and materials basis, most projects are contracted on a fixed price, fixed scope basis. This approach is more accepted by the market. Utilizing a well defined scope presents opportunities for additional revenues resulting from change orders.

MAINTENANCE AND SUPPORT SERVICES

    Currently, the major portion of the Company's delivery of worldwide customer service and support is handled by a group in its headquarters in Malvern. This group is responsible for help desk, research and product quality assurance. A response team made up of research, quality assurance and programming personnel are assigned when maintenance issues are identified. This team works together to ensure that the customer issue is understood and dispatched accordingly. All issues are tracked and measured and daily and weekly reports are generated for management review and action.

    The Company believes that service response considerations play a major role in an institution's selection of banking software products. To respond to this need, the Company is continuing to enhance its ability to deliver localized customer support and installation capability worldwide. Currently, the Company provides direct customer service and application support from its offices in Lisbon and Prague, and is in the process of staffing its new office in Warsaw to provide similar services. Senior application support personnel from the Malvern office have been temporarily relocated to Prague to assist the transition to local support. Currently, the Jakarta office is used for sales support and will house an application support capability as soon as new business dictates. Additionally, plans are being drafted, following closure of the Company's first Asian contract in Malaysia in the fourth quarter of 1996, to create a local application support presence in Kuala Lumpur by mid-1997.

SALES AND MARKETING

    ENHANCED DIRECT SALES AND MARKETING ACTIVITIES

    The Company has a direct sales force of six persons, consisting of three persons located at the Company's offices in Malvern, Pennsylvania, two persons located in Europe and one person located in Jakarta. The Company is actively recruiting additional resources to increase its existing direct sales capacity, both domestically and internationally.

    The Company launched a comprehensive marketing campaign early in 1996 to develop recognition in the Direct Banking Market for PROFILE/Anyware. The program includes a combination of print advertising, public relations, partnering programs, white papers, and an informative home page on the World Wide Web. The trade media has responded with a substantial amount of coverage of the Company and its products, including a number of lead articles. The Company's executives also speak periodically at industry trade shows and universities both in the U.S. and abroad. The Company intends to continue to expand its marketing efforts as its initial investment has resulted in an increase in prospective customers.

THIRD-PARTY RELATIONSHIPS

    Since 1987, the Company has maintained a strategic alliance relationship with Digital and has marketed its products principally through leads generated by the Digital sales force. In 1995, the Company entered into an alliance with Hewlett-Packard and ported its software to that platform. In mid-1996, the Company entered into similar activities with IBM. The PROFILE product is currently available on all three platforms.

    The Company is currently engaged in joint marketing and engineering activities with its hardware alliance partners and has recently submitted joint proposals with both Hewlett-Packard and Digital in the Emerging Banking Market. The Company believes that the strategic alliance that it entered into with IBM in 1996 will significantly enhance its competitiveness in the Direct Banking Market where IBM is the current dominant hardware vendor. The Company also believes that the recent strategic alliances with both IBM and Hewlett-Packard will increase its competitiveness in all markets and will result in greater lead generation.

    In 1995, the Company entered into an agreement with Oracle, the leading relational database vendor in the world, to port the PROFILE products to the Oracle database. The porting activities are currently underway and the two companies are involved in joint marketing activities. The Company currently offers its graphical branch and treasury products on the Oracle database and plans to offer all of its PROFILE products on the Oracle database in 1997. In the future, the Company plans to offer its PROFILE products on other commercial relational database products as well.

    The Company has recently entered into a strategic alliance with the electronic banking division of Price Waterhouse. Pursuant to this alliance, Price Waterhouse and the Company will jointly market their respective products and services to the Direct Banking Market. In addition, the Company anticipates forming alliances with other complementary service organizations in the areas of home banking interface, network security and other consumer-based financial applications. The Company anticipates that these alliances, along with the alliances mentioned in the previous paragraphs, will facilitate its entrance into the Direct Banking Market.

    While the establishment of strategic alliances with third parties has been important to the Company's past success and are a key to its future prospects, the Company does not believe that its written understandings with such third parties are necessary for the delivery of its products and services.

PRICING STRATEGY

    The Company prices its software products in three primary components: (i) one-time license fees for the software up to a usage limit (for example, number of users or number of customer accounts), (ii) fees for a full range of services which complement its software products, including product enhancement fees and implementation, consulting, conversion, training and software customization services and (iii) recurring support and software maintenance revenue. Customers who exceed the usage limit through growth or acquisition pay additional license fees. Software maintenance fees are paid in advance while all other fees and services are paid in stages upon the completion by the Company of certain defined deliverables.

    In the Direct Banking Market, the Company intends to charge an ongoing monthly fee which will cover licensing and support for PROFILE/Anyware based on use, specifically the number of customer accounts processed, although the Company in the future may employ other pricing models in response to market conditions.

PRODUCT DEVELOPMENT

    The Company believes that it must constantly evolve and enhance both the functional scope and technical foundation of its products to remain competitive. In order to accomplish this, the Company has historically incurred significant expenses related to development activities and may increase this investment in the future. Total development expenses for 1996, 1995 and 1994 were $3.8 million, $3.3 million and $3.8 million, respectively. In addition to its internal investment, the Company has obtained funding from its customers and partners for numerous projects, including the development of European payment system and SWIFT enhancements, Treasury integration, UNIX ports and product internationalization. This revenue is reflected in product enhancement fees. Normally, customer or partner funding is provided in exchange for a commitment by the Company to provide product enhancements, to support and maintain the software, or to design the software to the client's needs. In certain cases, however, royalty agreements have been negotiated with its customers or partners whereby the Company pays them royalties based on the revenues received by the Company from the licensing of specific software products to end users. These royalty agreements ordinarily expire after a period of years and the Company is thereafter free to license the products to end users without having to pay any additional royalties.

    Product development follows a formal software development life cycle process. The Company has developed and acquired products that assist it in defining, planning, tracking, measuring and managing the development process. The Company realizes that large software projects can incur substantial cost, schedule and technical risk. However, to date the Company has not canceled any of its development projects.

    In order to efficiently focus on both functional and technical requirements, the product development area is subdivided into two groups called the Product Development Group and the Technology Development Group. The Product Development Group is primarily responsible for defining plans for new product versions and developing application software enhancements to the existing PROFILE/Anyware and PROFILE/FMS modules. This group is also directly involved in sales and sales support events such as customer demonstrations and request for proposal ("RFP") responses. The Company believes that interacting with customers and prospects during the sales process transfers customer requirements and exposes product strengths and weaknesses directly to the product management staff, resulting in a more competitive offering.

    The Technology Development Group is primarily responsible for defining technology and platform layer enhancements to the existing PROFILE/Anyware and PROFILE/FMS modules. This group evaluates and implements operating system ports, programming languages, database systems, and development and productivity tools. After this group successfully implements a new technology component under an existing application component, it is responsible for propagating the technology through the Company.

EMPLOYEES

    As of February 28, 1997, the Company had 148 full-time employees, 51 of whom were engaged in product development (including 18 of whom were employed in technology development), 12 of whom were engaged in sales and marketing, 18 of whom were engaged in finance and administration and 67 of whom were engaged in operations/client services. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

    In addition to full-time employees, the Company has historically utilized the services of between eight and twelve independent contractors, primarily for product development, European implementation projects, and sales support.

COMPETITION

    Financial institutions have two fundamental alternatives for obtaining data processing capabilities: (i) in-house applications, either those that are developed internally or those that are purchased from third party vendors; and
(ii) outsourcing, either as a part of a total outsourcing solution or where a third party acts as a service bureau. Until the introduction of client/server technology, the only in-house processing systems offered were systems running on mainframe or minicomputer hardware. In the U.S. market, client/ server application software has only recently been made available to banks, but it is gaining market acceptance and market share. In the international market, there are a number of client/server alternatives available, as well as traditional mainframe and mini-computer based systems.

    To date, in the Emerging Banking Market, the Company's primary competitors in this market have been FiServ, Inc., Baton Rouge International and ALLTEL Information Services, Inc. In addition, there are several UNIX based vendors which in the future could become primary competitors as well as a number of local software organizations. In Canada, the Company is replacing technology provided primarily by CDSL. This technology has, in certain instances, been used by the credit unions for over twenty years. Although, the Company's main competitiors are CDSL and Prologic, the Company has been the successful bidder in the last three major credit union service bureau selections.

    The Company believes that the principal competitive factors in the Emerging Bank Market include the ability to (i) demonstrate robust retail and international banking functionality, including multi-currency and multi-language processing, support of local regulations, and support of local payment systems,
(ii) operate on UNIX platforms, (iii) service a high volume of accounts and branches, (iv) demonstrate a proven track record of successful implementations; and (v) develop local presence directly or through partnerships.

    While the Company believes the Direct Banking Market is a totally new market, it expects competition from the entrenched production system vendors. Hogan Systems, Inc., Marshall & Ilsley Corp. and ALLTEL Information Services, Inc. have the largest presence in the top 100 U.S. Banks. Kirchman Corporation, FiServ, Inc. and Electronic Data Systems Corp. have a smaller presence, primarily in the second 50 banks. Many of the top 100 U.S. banks are creating strategies for direct banking and their decisions will direct the course of this new market. As banks determine their requirements for direct banking, the six major domestic competitors may develop alternative solutions by building or buying web client interfaces that will fulfill the requirements.

    The Company believes that the principal competitive factors in the Direct Banking Market include the ability to (i) position direct banking as a market segmentation strategy versus a delivery channel, (ii) reach decision makers of financial institutions in the U.S. and Canada with assets in excess of $4 billion, (iii) connect PROFILE/Anyware to a wide variety of payment (e.g., Check Free and Visa), middleware (e.g., Five Paces Software and Edify) and client systems (e.g., Netscape and Intuit), and (iv) establish alliances and partnerships with the above named vendors.

    The Company believes that none of its current competitors offers application software that provides the level of product manufacturing flexibility and international scope of functionality that is featured in the Company's system. The Company, however, expects additional competition from other established and emerging companies as the client/server market continues to develop and expand. In addition, competition could increase as a result of software industry consolidations.

BACKLOG

    The Company's backlog at December 31, 1996 amounted to $19.8 million. The components of the backlog were $8.1 million for software license, product enhancement and implementation and consulting revenues and $11.7 million for maintenance and support. The Company anticipates recognizing approximately $13.3 million of this backlog in the year 1997. At December 31, 1995, the Company's backlog amounted to $17.6 million, consisting of $5.8 million for software license, product enhancement and implementation and consulting revenues and $11.8 million for maintenance and support.

                                    GLOSSARY

ACH                                            Automated Clearing House. A processing and
                                               delivery system that provides for the
                                               distribution and settlement of electronic
                                               credits and debits among a large number of
                                               financial institutions.

AIX                                            IBM's implementation of the UNIX operating
                                               environment.

API                                            Application Programming Interface. A defined
                                               calling standard for a software module that
                                               provides a consistent, standard set of calls
                                               to access the functions provided by the
                                               module.

Client/Server                                  System architecture in which the server
Architecture                                   component acts as the source of data and
                                               the client component uses the data to
                                               perform various functions.

DCS                                            Distributed Control System. A control system
                                               architecture developed in the 1970s.

DDE                                            Dynamic Data Exchange. A
                                               Microsoft-Registered Trademark- standard for
                                               communicating data between two programs.

DLL                                            Dynamic Link Library. A DLL contains a
                                               library of machine-language procedures that
                                               can be linked to programs as needed at run
                                               time. Programs do not need to include code to
                                               perform common functions because that code is
                                               available in the DLL. Changes can be made
                                               once to the DLL routine instead of each
                                               individual program.

DecNet                                         Digital Equipment Corporation software that
                                               provides a network linkage between Digital
                                               computers to allow users to access
                                               information and resources across systems.

Digital UNIX/RISC                              The UNIX operating system for Digital's Alpha
                                               processor. The Alpha processor uses a Reduced
                                               Instruction Set Chip ("RISC") architecture.

Digital OpenVMS                                Digital Equipment Corporation's proprietary
                                               operating system for its VAX and AXP
                                               machines.

GIRO                                           A payment method, similar to a check, used in
                                               many European countries.

GUI                                            Graphical User Interface.

HP-UX                                          Hewlett-Packard's implementation of the UNIX
                                               operating environment.

HTML                                           Hypertext Markup Language. The language used
                                               to design and display web pages.

LAN                                            Local-Area Network. A high speed network
                                               connecting personal computers, workstations
                                               and, in some cases, mainframe computers.

M programming                                  A high-level interactive computer programming
                                               language developed for use in complex data
                                               handling operations. M is an ANSI standard
                                               language.

Meta data                                      The data which defines the data. For example,
                                               a relational database table definition is
                                               data, but acts to define the lower-level
                                               information contained within the table being
                                               defined.

Multi-platform                                 Processes or pieces of hardware that operate
                                               on various hardware and software systems
                                               without modification.

ODBC                                           Open Database Connectivity. The
                                               Microsoft-Registered Trademark- standard that
                                               provides a database independent mechanism
                                               through which a Windows or Windows NT
                                               application can query and update data in a
                                               variety of relational database management
                                               systems. The ODBC API (Application
                                               Programming Instruction), for example, allows
                                               a single Windows application to access
                                               Oracle, Sybase and other databases.

Open Systems                                   System design that allows users to take
Architecture                                   advantage of applications from multiple
                                               vendors by permitting open access to all
                                               internal components and by supporting a wide
                                               variety of standards, operating environments
                                               and connectivity methodologies.

Port                                           The process of moving a software application
                                               to a new hardware platform, operating system,
                                               or language environment.

RDBMS                                          Relational Database Management System. A
                                               software system that stores data as a related
                                               set of data tables, allows the data to be
                                               queried and updated and enforces the
                                               integrity of the data. RDBMSs typically act
                                               as servers for multiple clients on a network.

Real-Time                                      Characteristic of a process that recognizes
                                               changes in dynamic data as the changes occur,
                                               communicates those changes and manages the
                                               resultant effects of the changes.

Relational Database                            File structure that is logically connected by
                                               one or more data structures in a separate
                                               file.

SQL                                            Structured Query Language. A standardized

                                               language used by RDBMSs to query, update and
                                               manage a database.

SWIFT                                          Society of Worldwide Interbank Financial
                                               Telecommunication. SWIFT provides
                                               institutions with an automated communication
                                               link between financial institutions.

Systems Integrator                             A Company that specializes in integrating
                                               products from multiple vendors to provide an
                                               information systems solution to a customer.

TCP/IP                                         Transmission Control Protocol/Internet
                                               Protocol. TCP/IP provides a low level
                                               transport mechanism, similar to DECNet, for
                                               linking a variety of computers together in a
                                               network. TCP/IP is the common network
                                               protocol for UNIX systems and is used as the
                                               network for the Internet.

Turnkey                                        Hardware and software applications that
                                               fulfill all of a customer's predefined
                                               requirements at the time of purchase.

UNIX                                           UNIX is a highly modular operating system or
                                               family of operating systems that provides
                                               multi-user, multi-tasking capabilities on a
                                               wide variety of platforms.

WAN                                            Wide-Area Network. A network that allows
                                               communications between locations.

ITEM 2. PROPERTIES.

    The Company's headquarters and principal administrative, sales and marketing, and application development operations are located in approximately 31,000 square feet of leased space in Malvern, Pennsylvania. This lease expires in 1998. The Company also leases office space in Warsaw, Poland; Prague, Czech Republic; Lisbon, Portugal; and Jakarta, Indonesia. The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS.

    In the opinion of management, there are no claims or actions against the Company the ultimate disposition of which will have a material adverse effect on the Company's results of operations or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers of the Company are as follows:

                                                          AGE
                        NAME                              --                            POSITION
-----------------------------------------------------             -----------------------------------------------------

Michael A. Sanchez...................................             Chairman of the Board of Directors and Chief
                                                              39  Executive Officer

Frank R. Sanchez.....................................         40  President, Chief Operating Officer and Director

Joseph F. Waterman...................................             Senior Vice President, Treasurer and Chief Financial
                                                              45  Officer

Deborah C. Kovacs....................................         34  Senior Vice President--Product Management

Thomas F. McAllister.................................         49  Senior Vice President--Client Services

Dan S. Russell.......................................         46  Senior Vice President--Technology Development

Michael L. Turner....................................         43  Senior Vice President--Business Development

Stewart A. Jack......................................         49  Managing Director of European Operations

Richard H. Jefferson.................................         40  Managing Director, Asian-Pacific Rim

    Michael A. Sanchez founded the Company in 1979 and has been its Chairman and Chief Executive Officer since its inception. In addition to providing strategic direction for the Company, Mr. Sanchez is currently responsible for overseeing Sanchez's direct banking marketing activities. Mr. Sanchez has over seventeen years' experience in financial services organization data processing systems. Mr. Sanchez is the brother of Frank R. Sanchez, the Company's President and Chief Operating Officer.

    Frank R. Sanchez has been the President and Chief Operating Officer of the Company since 1994 and a Director of the Company since his employment with the Company began in 1980. In his capacity as Chief Operating Officer, Mr. Sanchez is responsible for the daily operations of the Company excluding the direct banking marketing function. He is also responsible for developing the Company's product and technical strategy. From 1980 until 1994, Mr. Sanchez was the Executive Vice President in charge of Technology and Product Development and was the principal architect of the PROFILE integrated banking system. Mr. Sanchez is the brother of Michael A. Sanchez, the Company's Chairman and Chief Executive Officer.

    Joseph F. Waterman has been a Vice President and the Chief Financial Officer of the Company since he joined the Company in August 1992. Mr. Waterman is generally responsible for the Company's financial, legal, human resources and internal technical activities. Prior to joining the Company, Mr. Waterman was employed by Safeguard Scientifics, Inc. ("Safeguard") and/or certain of its partnership companies for 13 years. In particular, from 1990 to 1992, Mr. Waterman served as Vice President of Finance of Computer Factory (an organization that had been acquired by CompuCom Systems, Inc. ("CompuCom")) and from 1987 to 1988, Mr. Waterman served as the Chief Financial Officer of CompuCom.

    Deborah C. Kovacs has been employed by the Company since 1988 and has been the Senior Vice President of Product Management since August 1994. Ms. Kovacs, who has over ten years of experience in the design, development and implementation of banking and trust systems, is responsible for functional enhancements to the PROFILE product line. Upon her employment with the Company, Ms. Kovacs served as a Product Analyst until 1992 when she was promoted to Product Manager for the European Banking System. Prior to joining the Company, from 1985 to 1988, Ms. Kovacs was employed by Premier Systems, Inc., a developer of trust and investment software and a Safeguard partnership company, as

Manager of the Application Team and Technical Consultant where she was responsible for implementing scheduled system enhancements.

    Thomas F. McAllister has been the Senior Vice President-Client Services since joining the Company in August 1994. In this position he is responsible for the Company's client management activities, including support, implementation and training services. Prior to joining the Company, from 1987 to 1994, Mr. McAllister was the Principal of Thomas F. McAllister and Associates where he provided expertise in the areas of general operations, information technology management, TQM and strategic and tactical planning. Mr. McAllister has over 26 years of banking industry experience, which included service as Senior Vice President of Operations and MIS for First New Hampshire Banks.

    Dan S. Russell has been employed by Sanchez since 1985 and has been the Senior Vice President of Technical Development since 1994. Mr. Russell, who has over 24 years of industry experience, is generally responsible for all technology-based development and the underlying architecture of the PROFILE product line. When Mr. Russell joined the Company in 1985, he served as the Manager of Development and was promoted to Vice President of Development in 1987 where he was responsible for both product and technology development. Mr. Russell remained in the latter position until his promotion to Senior Vice President in 1994.

    Michael L. Turner joined the Company in August 1991. He has served as Senior Vice President of Business Development since 1994. He is responsible for world-wide sales of the Company's products and services. From August 1991 to 1994, Mr. Turner served as Vice President of Client Services. Prior to joining the Company, Mr. Turner held various senior management positions in various information technology services business, including Vice President for Finance and Operations of GDK Systems, Vice President, Business Management at SEI, Inc. and as a Senior Manager with Andersen Consulting.

    Stewart A. Jack joined the Company as Managing Director, European Operations, in May 1996. Mr. Jack's principal responsibility is developing opportunities in the European marketplace. From 1992 through May 1996, Mr. Jack was the Managing Partner of IDOM Poland. His principal activity in that capacity was to develop information technology strategies and evaluate information technology options for financial institutions. From 1989 to 1992, Mr. Jack was employed by Hofflinghose, a Bermuda-based commodities trading group where he was the Controller. Prior to his joining Hofflinghose, Mr. Jack had a 20-year career in banking operations and information technology management at financial institutions in Saudi Arabia, the United Arab Emirates and the United Kingdom.

    Richard H. Jefferson has served as Managing Director, Asian-Pacific Rim, since January 1996. His responsibilities include business direction and performance for the Company in the Asian-Pacific Rim. Prior to joining the Company as an employee, from 1989 to December 1995, Mr. Jefferson worked as an independent consultant for the Company on various banking projects, including internationalization of software. During this time, Mr. Jefferson was also co-founder of two banking-related software companies. Mr. Jefferson has over 15 years of experience in system architecture and database design.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is listed on the National Market System of Nasdaq under the symbol "SCAI."

    Since trading in the Common Stock began on November 14, 1996, the high and low sale prices of the Common Stock in the quarter ended December 31, 1996 were $22 and $6-5/8, respectively. These quotations reported by Nasdaq represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations may not represent actual transactions.

    As of December 31, 1996, the Company had outstanding 10,865,255 shares of Common Stock held by approximately 8,700 shareholders including beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

    Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor, subject to any preferential dividend rights of outstanding Preferred Stock. To date, the Company has not paid any cash dividends on its Common Stock and does not expect to declare or pay any cash or other dividends in the foreseeable future. The Company's financing arrangements currently do not prohibit the Company from declaring or paying dividends or making other distributions on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

    The statement of operations and balance sheet data presented below have been derived from the Company's audited consolidated financial statements. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

             IN THOUSANDS,
            EXCEPT PER SHARE
                AMOUNTS                      1996       1995        1994       1993       1992
----------------------------------------  ---------  ----------  ---------  ---------  ---------

Statement of Operations Data:

Revenues................................  $  17,715  $   16,842    $15,516    $11,317    $11,881

Income before income taxes..............      1,540       2,709      2,080        518        357

Net income..............................      1,075       1,587      3,038        463        332

Net income per average common share.....  $     .12  $      .17  $     .33  $     .05  $     .04

Weighted average common shares
  outstanding...........................      9,300       9,588      9,284      9,068      8,928

Balance Sheet Data:

Cash and cash equivalents...............  $  15,446  $    5,546  $   2,656  $     365  $     257

Working capital.........................     19,321       4,902      2,318       (320)    (1,298)

Total assets............................     28,168      12,265      8,530      3,593      3,868

Long-term debt, including current
  portion...............................        442         341        242        174        179

Total stockholders' equity...............     18,910       5,605      3,785        747        284

Other Operating Data:

Backlog:

License and services....................  $   8,093  $    5,816  $   9,438  $   1,576  $   3,901

Maintenance.............................     11,704      11,809     10,284      5,484      3,843
                                          ---------  ----------  ---------  ---------  ---------

Total Backlog...........................  $  19,797  $   17,625  $  19,722  $   7,060  $   7,744

Revenue per full time equivalent
  employee..............................        123         114        121         91         88

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.

    The following information should be read in connection with the information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

    This Item 7 and Item 1, Business, contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

OVERVIEW

    The Company designs, develops, markets, implements and supports comprehensive banking software, called PROFILE, for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of three integrated modules which operate on open, client-server platforms. The primary module, called PROFILE/Anyware, is a multi-currency transaction processing system which supports deposit, loan, customer, and bank management requirements through multiple distribution channels, including the Internet. The other modules are PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system, and PROFILE/ITS, a system that processes treasury transactions including foreign exchange, money market, securities trading (capital markets), futures, options and trade finance. The PROFILE system is currently licensed to 24 clients in nine countries serving more than 300 financial institutions.

    Founded in 1979, the Company initially generated all of its revenue from U.S. based financial institutions. In the early 1990's, the Company identified two niches: the Canadian Credit Union marketplace and the Emerging Banking Market in Central Europe. For the three year period ended December 31, 1995, 54% of the Company's revenues were generated from these two markets, although in 1995, when 62% of the Company's revenue was generated from these two markets, 51% was from Central Europe and only 11% was from Canada. The Company anticipates that a significant portion of its revenues in the future will be derived from the Emerging Banking Market and the Direct Banking Market.

    The Company prices its software products in three primary components: (i) license fees for PROFILE software products and from the licensing and delivery of software of third party vendors; (ii) fees for a full range of services which complement its software products, including product enhancement fees and implementation, consulting, conversion, training and installation services; and
(iii) support and maintenance revenue. License, product enhancement, implementation, consulting, conversion, training and installation fees are paid in stages upon the completion by the Company of certain defined deliverables. The client implementation projects generally take from 10 to 15 months to complete. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method and recognizes revenue from maintenance contracts ratably over the periods covered. For the three year period ended December 31, 1996, license fees accounted for 41% of total revenues. If the Company's strategies related to the Direct Banking Market are successful, it is anticipated that the license fee component of total revenue will increase.

    The Company's backlog at December 31, 1996 amounted to $19.8 million. The components of the backlog were $8.1 million for software license, product enhancement and implementation and consulting revenues and $11.7 million for maintenance and support. The Company anticipates recognizing approximately $13.3 million of this backlog in the year 1997. At December 31, 1995, the Company's backlog amounted to $17.6 million, consisting of $5.8 million for software license, product enhancement and implementation and consulting revenues and $11.8 million for maintenance and support.

    Historically, the Company's revenues were dependent upon opportunities developed by its first hardware manufacturing partner, Digital, and by the Company 's direct marketing efforts. Since the beginning of 1995, the Company has established marketing agreements with IBM, Hewlett-Packard, Oracle, and most recently, Price Waterhouse. Although substantially all of the Company's revenue to date has been generated in conjunction with systems running on Digital platforms, the Company is currently involved in its first project on an IBM platform, and is also in several pending bids with Hewlett-Packard. The Company anticipates identifying opportunities with all of its partners going forward. In addition, the Company has been investing additional resources to enhance its own direct marketing efforts.

    The Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability is typically driven by significant events which directly impact the recognition of project related revenues. Examples of such events include the timing of new business contract closings and the initiation of license and service fee revenue recognition, "one-time" payments from existing clients for license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users), and completion of a significant implementation project roll out and the related revenue recognition. Fluctuations in the timing and amounts of additional sales and marketing and general and administrative expenses may also cause profitability to fluctuate somewhat from one quarter to another.

    The Company made a strategic decision in early 1996 to increase its investment in technology and product development, in particular as it relates to PROFILE/Anyware, as well as certain other projects such as the development of its graphical user interface (GUI) client and the completion of the adaptation, or "porting," of the Company's software to operate on different computer systems. In addition, the Company decided to increase its investment in sales and marketing activities, partially due to the implementation of the PROFILE/Anyware strategy, but also as part of a focused effort to increase its direct sales efforts in both the Emerging Banking Market and Direct Banking Market. As indicated below, expenses in these categories increased in 1996 when compared to 1995.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated selected statement of operations data:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------

DOLLARS IN THOUSANDS                                                                1996        1995       1994
-------------------------------------------------------------------------------  -----------  ---------  ---------

Revenues

Software license fees..........................................................  $    7,793   $   6,532  $   6,111

Product enhancement fees.......................................................         868       1,797      1,564

Implementation and consulting services.........................................       4,762       4,496      4,347

Software maintenance fees......................................................       4,292       4,017      3,494
                                                                                 -----------  ---------  ---------

Total revenues.................................................................  $   17,715   $  16,842  $  15,516
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------

Percentage Relationship to Total Revenues

Revenues

Software license fees..........................................................        44.0%       38.8%      39.4%

Product enhancement fees.......................................................         4.9        10.7       10.1

Implementation and consulting services.........................................        26.9        26.7       28.0

Software maintenance fees......................................................        24.2        23.8       22.5
                                                                                 -----------  ---------  ---------

Total revenues.................................................................       100.0       100.0      100.0

Operating expenses

Product development............................................................        21.3        19.6       24.5

Product support................................................................        15.9        14.9       14.9

Implementation and consulting..................................................        17.2        18.9       17.3

Sales and marketing............................................................        17.4        12.4        8.3

Royalties and sublicense fees..................................................        12.7         7.9        9.5

General and administrative.....................................................         8.6        10.8       12.1
                                                                                 -----------  ---------  ---------

Total operating expenses.......................................................        93.1        84.5       86.6

Income from operations.........................................................         6.9        15.5       13.4

Interest income, net...........................................................         1.8          .6
                                                                                 -----------  ---------  ---------

Income before income taxes.....................................................         8.7        16.1       13.4

Income tax provision (benefit).................................................         2.6         6.7       (6.2)
                                                                                 -----------  ---------  ---------

Net income.....................................................................         6.1%        9.4%      19.6%
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------

1996 Compared to 1995

    Revenues. Revenues increased $873,000, or 5.2%, in 1996 primarily due to an increase in software license fees of $1.3 million. The most significant contributors to this increase were two major implementation projects underway in the Polish marketplace, along with a license fee expansion earned from one of the Company's key European customers. Partially offsetting this increase was a $929,000 decline in product enhancement fees, due primarily to a higher level of third party funded technology development in 1995. Implementation and consulting services fees increased by 5.9% in 1996, and software maintenance fees increased by 6.8%, despite the inclusion in 1995 of a one-time settlement payment resulting from the termination of a client software maintenance contract. Adjusting for the effect of this one-time item, software maintenance fees would have increased 15.5% in 1996 relative to 1995, with most of the increasing being derived from clients in the Central European market.

    Product development. Most of the Company's product development is internally funded. The Company, however, periodically is able to obtain partial funding for certain development from its partners or clients. Such fees are included in revenues, entitled product enhancement fees.

    Product development expenses increased $470,000 or 14.2%, in 1996, due to the strategic decision to increase investment in development for various technology projects, including the porting of its software to additional platforms and enhancements to PROFILE/Anyware. Additionally, capitalized software development costs increased by $346,000 in 1996, due primarily to capitalization of costs related to the GUI client project.

    Product Support. Product support expenses increased by $303,000 or 12.0%, in the year ended December 31, 1996, primarily due to incremental costs related to the Company's establishment of European support offices in 1996, as well as increases in the total number of employees required to support the larger converted client base during the year.

    Implementation and consulting. Implementation and consulting expenses declined $132,000 or 4.2%, in the year ended December 31, 1996, despite a $266,000 increase in related revenues. The percent relationship to related revenues declined in 1996 to 63.9% from 70.6% in 1995 due to a lower utilization of more expensive third party consultants to deliver a portion of the services in 1996. The percent relationship to total revenues declined to 17.2% from 18.9% in the 1995 period due to the lower expenses and the increased software license fees as discussed above.

    Sales and marketing. Sales and marketing expenses increased by $1.0 million, or 48.3% in the 1996 period, due to the Company's continuing increased investment in this area during the year. The Company has historically relied primarily on Digital to generate its client prospects. Although the Company will continue to rely on Digital, as well as its new partners, the Company believes it is important for it to increase its direct sales efforts. Additionally, sales and marketing expenses increased substantially due to the promotional and advertising campaign related to PROFILE/Anyware. As a result, sales and marketing expenses as a percent of revenues increased to 17.4% from 12.4% in 1995.

    Royalties and sublicense fees. The Company is obligated to pay royalties to Digital and to certain clients based on the collection of certain license fees. These obligations have varying expiration terms. The Company also is obligated to pay sublicense and maintenance fees to certain third party licensors, primarily related to its PROFILE/ITS product and also for the M programming language and data base. These amounts will vary depending on the applicable revenue components subject to such fees. For the year ended 1996, this expense category increased $924,000, primarily due to an increase of $587,000 in third party license fees due to higher third party license revenue, primarily associated with the PROFILE/ ITS product.

    General and administrative. These expenses declined $297,000, or 16.3%, due primarily to the absence of costs associated with two executives, the former Co-President and former Managing Director of Europe, both of whom resigned in late 1995. The Company did not replace the Co-President, but did replace the Managing Director of Europe in May 1996. Additionally, one senior executive was transferred into sales and marketing effective January 1996.

    Interest income (expense) net. Interest income, net, increased $231,000 due to income earned on higher invested cash balances.

    Income tax provision (benefit). Taxes in 1996 were 30.2% of income before income taxes, as compared to 41.4% in 1995. This reduced effective rate is primarily the result of certain state net operating loss carryforwards as well as foreign tax credits. For 1997, the Company anticipates an effective tax rate of approximately 35%.

1995 Compared to 1994

    Revenues. The Company's revenues increased 8.5% to $16.8 million in 1995, as each revenue category improved over the prior year. Software license fees increased 6.9% due primarily to a one-time payment of approximately $625,000 from a customer in conjunction with a contract termination settlement due to a decision by this customer's management to restructure its business by terminating its retail banking business. Product enhancement fees increased 14.9%, due primarily to increased product enhancement work generated from the Company's first client in Poland. Maintenance fees increased $523,000, or 15.0%, due to the revenues generated from the increasing client base.

    Product development. These costs in 1995 declined $505,000, or 13.3%, as compared to 1994, primarily due to a reduced utilization of higher priced third party consultants.

    Product Support. These costs increased $200,000, or 8.6%, in 1995, when compared to 1994, as the Company increased its investment in this area to support a larger customer base.

    Implementation and consulting. Implementation and consulting costs increased $498,000 or 18.6% in 1995, primarily due to a higher utilization of more expensive third party consultants and additional staffing required to support the higher level of revenue. The percentage relationship to the related revenues increased in 1995 to 70.6% when compared to 61.6% in 1994 due primarily to the utilization of higher price consultants.

    Sales and marketing. Sales and marketing costs increased 62.2%, or $798,000, as the Company increased its direct coverage in this area. This strategy is further evidenced by the increase in sales and marketing expense from 8.3% of revenues in 1994 to 12.4% in 1995.

    Royalties and sublicense fees. During 1995, these fees declined $146,000, or 9.9%, due to lower third party sublicense fees. Royalty expense approximated $760,000 for both 1994 and 1995. The decline in the percent relationships to revenues from 9.5% in 1994 to 7.9% in 1995 was due to an increase in revenues in 1995 not subject to royalties.

    General and administrative. These expenses declined 3.2% in 1995 when compared to 1994, partially due to more direct involvement in sales and marketing activities of personnel normally classified in this expense category and the absence of year end bonuses in 1995. Similarly, general and administrative expenses, as a percentage of sales, declined from 12.1% to 10.8% in 1995.

    Interest income (expense), net. Interest income (expense), net increased $87,000 in 1995, due primarily to interest earned on higher average invested cash balances resulting from increasing cash flows from operations over the past two years.

    Income tax provision (benefit). Taxes in 1995 were 41.4% of income before income taxes, as compared to a net recovery recognized in 1994. At December 31, 1994, it was determined that the Company's financial performance and contract backlog had improved to such a degree that it was more likely than not that the Company's previously recognized net operating losses and credits would be available to offset future income. Therefore, the net recovery of $958,000 was recognized in 1994 as a result of the elimination of the net operating loss valuation reserves previously established.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $15.4 million at December 31, 1996, and $5.5 million at December 31, 1995. During 1996, the Company raised $11.8 million (net of direct expenses) from its initial public offering. Cash flow from operations was ($1.3) million in 1996, $3.2 million in 1995, and $2.9 million in 1994. The reduced rate of cash flow in 1996 was primarily caused by significant growth in receivables late in the year (due to variability in the timing of major contract milestone payments) as well as the strategic decisions to increase expenditures in 1996 in both sales and marketing and certain development activities. More specifically, receivables at December 31, 1996 increased by $4.6 million (to $8.9 million in total) relative to the December 31, 1995 balance. The majority of this increase relates to significant billings and bookings generated during December of 1996 for two major implementation projects in the Polish marketplace, coupled with a three year in advance support contract billing for one of these same customers. Initial contract billings for the Company's first client contract in the Asian marketplace also contributed to the substantial year-end growth in receivables at December 31, 1996.

    The Company's business is not capital intensive and capital asset expenditures in any given year normally are not significant. Capital expenditures amounted to $630,000 in 1996, and $458,000 in 1995. These expenditures consisted primarily of personal computers and upgrades to the Company's network systems. The Company has financed these additions through a combination of funds provided by a $500,000 fixed asset line of credit ($81,000 available at December 31, 1996), and internally generated funds.

    The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating cash needs for the foreseeable future and at a minimum through 1997. Should the Company's business expand more rapidly than expected, the Company believes that additional bank credit would be available to fund such operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants......................................28

Audited Consolidated Financial Statements

  Consolidated Balance Sheets as of December 31, 1996 and 1995.........29

  Consolidated Statements of Operations for the years ended
   December 31, 1996, 1995 and 1994....................................30

  Consolidated Statements of Changes in Shareholders' Equity
   for the years ended December 31, 1996, 1995 and 1994................31

  Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994....................................32

  Notes to Consolidated Financial Statements...........................33

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Sanchez Computer Associates, Inc.


We have audited the accompanying consolidated balance sheets of Sanchez Computer Associates, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanchez Computer Associates, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 3, 1997

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share amounts)

                                                          DECEMBER 31
                                                      --------------------
                ASSETS                                   1996       1995
                                                      ---------   --------
Current assets
  Cash and cash equivalents                           $ 15,446    $ 5,546
  Accounts receivable, less allowance of $40             8,920      4,305
  Deferred income taxes                                    744        705
  Prepaid and other current assets                       1,459        545
                                                      --------------------
      Total current assets                              26,569     11,101

Property and equipment
  Equipment                                              2,084      1,497
  Furniture and fixtures                                   238        221
  Leasehold improvements                                    64         61
                                                      --------------------
                                                         2,386      1,779
Accumulated depreciation and amortization               (1,462)      (976)
                                                      --------------------
  Net property and equipment                               924        803


Capitalized software costs, net of amortization of
  $1,289 in 1996 and $1,071 in 1995                        675        361
                                                      --------------------
      Total assets                                     $28,168    $12,265
                                                      --------------------
                                                      --------------------

             LIABILITIES
Current liabilities
  Current portion of long-term debt                    $   224    $   168
  Accounts payable, trade                                  637        345
  Accrued expenses                                       2,474      1,659
  Deferred revenue                                       3,913      4,027
                                                      --------------------
      Total current liabilities                          7,248      6,199

Deferred revenue                                         1,508         33
Deferred income taxes                                      230        118
Long-term debt-net of current portion                      218        173
Deferred rent                                               54        137
                                                      --------------------
      Total liabilities                                  9,258      6,660

Commitments (Note 9)


          SHAREHOLDERS' EQUITY
Common stock, no par value
  Authorized - 50,000,000 shares
  Issued and outstanding - 10,865,255 and 8,409,356
  shares in 1996 and 1995, respectively                    109         84
Additional paid-in capital                              18,103      6,024
Retained earnings                                        1,236        161
Notes due on common stock purchases                       (538)      (664)
                                                      --------------------
      Total shareholders' equity                        18,910      5,605
                                                      --------------------
      Total liabilities and shareholders' equity       $28,168    $12,265
                                                      --------------------
                                                      --------------------

                   See notes to consolidated financial statements
                                      29

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share amounts)



                                                  YEARS ENDED DECEMBER 31,
                                               -----------------------------
                                                  1996      1995      1994
                                               --------- --------- ---------
Revenues
  Software license fees                         $ 7,793   $ 6,532   $ 6,111
  Product enhancement fees                          868     1,797     1,564
  Implementation and consulting services          4,762     4,496     4,347
  Software maintenance fees                       4,292     4,017     3,494
                                               -----------------------------
      Total revenues                             17,715    16,842    15,516

Operating expenses
  Product development                             3,770     3,300     3,804
  Product support                                 2,818     2,515     2,315
  Implementation and consulting                   3,044     3,176     2,678
  Sales and marketing                             3,085     2,080     1,282
  Royalties and sublicense fees                   2,255     1,331     1,477
  General and administrative                      1,527     1,824     1,886
                                               -----------------------------
      Total operating expenses                   16,499    14,226    13,442
                                               -----------------------------

Income from operations                            1,216     2,616     2,074

Interest income, net                                324        93         6
                                               -----------------------------

Income before income taxes                        1,540     2,709     2,080

Income tax provision (benefit)                      465     1,122      (958)
                                               -----------------------------

Net income                                      $ 1,075   $ 1,587  $  3,038
                                               -----------------------------
                                               -----------------------------


Net income per average common share             $   .12   $   .17  $    .33

Weighted average common shares outstanding        9,300     9,588     9,284



                   See notes to consolidated financial statements
                                     30

                        SANCHEZ COMPUTER ASSOCIATES, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (in thousands, except share amounts)

                                                                                     NOTES DUE
                                           COMMON STOCK     ADDITIONAL   RETAINED    ON COMMON     TREASURY STOCK
                                       -------------------    PAID-IN    EARNINGS      STOCK    -------------------
                                         SHARES    AMOUNT    CAPITAL    (DEFICIT)   PURCHASES   SHARES     AMOUNT
                                       ----------  ------  ----------  -----------  ---------  ---------  --------
Balances at December 31, 1993           8,061,853    $ 81    $ 5,250     $(4,464)                216,000    $(120)
Net income                                                                 3,038
                                       ---------------------------------------------------------------------------
Balances at December 31, 1994           8,061,853      81      5,250      (1,426)                216,000     (120)
Net income                                                                 1,587
Exercise of stock options                 347,503       3        774                  $(892)    (216,000)     120
Stock option loan repayments                                                            228
                                       ---------------------------------------------------------------------------
Balances at December 31, 1995           8,409,356      84      6,024         161       (664)           0        0
Net income                                                                 1,075
Net proceeds from
  public stock offering                 2,309,500      23     11,729
Exercise of stock options                 146,399       2        350
Stock option loan repayments                                                            126
                                       ---------------------------------------------------------------------------
Balances at December 31, 1996          10,865,255    $109    $18,103     $ 1,236      $(538)           0    $   0
                                       ---------------------------------------------------------------------------
                                       ---------------------------------------------------------------------------


                   See notes to consolidated financial statements
                                      31

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                      1996        1995        1994
                                                   ---------   ---------   ---------
Cash flows from operating activities
  Net income                                        $ 1,075     $ 1,587     $ 3,038
  Adjustments to reconcile net income to cash
   provided by (used in) operating activities
       Deferred taxes                                    74         791      (1,378)
       Depreciation and amortization                    727         605         557
       Other                                            (77)         39          56
Cash provided (used) by changes in
 operating assets and liabilities
       Accounts receivable                           (4,615)     (1,240)     (1,250)
       Prepaid and other current assets                (914)       (237)       (177)
       Accounts payable and accrued expenses          1,107        (233)      1,211
       Deferred revenues                              1,361       1,926         804
                                                    ----------------------------------
Net cash provided by (used in) operating activities  (1,262)      3,238       2,861


Cash flows from investing activities
Capitalized computer software costs                    (532)       (217)       (113)
Capital expenditures                                   (630)       (458)       (376)
                                                    ----------------------------------
Net cash used in investing activities                (1,162)       (675)       (489)

Cash flows from financing activities
Proceeds from issuance of long-term debt                354         244
Repayment of notes due on common stock purchases        121         228
Principal payments under capital lease obligation       (80)        (51)        (38)
Principal payment under long-term notes                (173)        (94)        (43)
Proceeds from exercise of stock options                 350
Net proceeds from initial public offering            11,752
                                                    ----------------------------------
Net cash provided by (used in) financing activities  12,324         327         (81)

Net increase in cash and cash equivalents             9,900       2,890       2,291
Cash and cash equivalents at beginning of year        5,546       2,656         365
                                                    ----------------------------------
Cash and cash equivalents at end of year            $15,446     $ 5,546     $ 2,656
                                                    ----------------------------------
                                                    ----------------------------------
Supplemental cash flow information
Interest paid                                       $    35      $   38     $    29
Income taxes paid                                   $   528      $  273     $   134


                   See notes to consolidated financial statements
                                      32

                          SANCHEZ COMPUTER ASSOCIATES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except share and per share amounts)

(1.) Description of Business

     Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") designs, develops, markets, implements and supports comprehensive banking software, called PROFILE-Registered Trademark, for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of three integrated modules which operate on open, client-server platforms. The primary module, called PROFILE/Anyware, is a multi-currency transaction processing system which supports deposit, loan, customer, and bank management requirements through multiple distribution channels, including the Internet. The other modules are PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system and PROFILE/ITS, a treasury system that processes treasury transactions including foreign exchange, money market, securities trading (capital markets), futures, options and trade finance.

(2.) Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sanchez Software Ltd., Sanchez Computer Associates International, Inc., and Sanchez FSC, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to continuously make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. The most significant estimate is the percentage-of-completion method for revenue recognition.

     Revenue Recognition

     The Company recognizes revenue from client implementation projects, customized software development, and software license fees using the percentage-of-completion contract accounting method. Revenue is deferred to the extent of cash received or fees billed prior to satisfying such percentage completion criteria. Losses on contracts are recognized when determinable. Revenue from software maintenance contracts is recognized ratably over the term of the maintenance contract.

     Warranties

     The Company's products are warranted by the Company against defects from specifications for a period generally not to exceed 90 days following initial installation of the software, or customer conversion. Provision for future claims has been recorded based on historical experience, which to date has not been significant.

                           SANCHEZ COMPUTER ASSOCIATES, INC
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except share and per share amounts)

(2.) Significant Accounting Policies, continued

     Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates market value due to the short maturity of the investments. The Company maintains a centralized cash management program whereby its excess cash balances are invested in high quality short-term money market instruments through high credit quality financial institutions. At times, cash balances in the Company's accounts may exceed federally insured limits. Cash and cash equivalents at December 31, 1995 also included amounts on deposit with Safeguard Scientifics, Inc. ("Safeguard"), a major shareholder of the Company. The note earned interest at Safeguard's effective borrowing rate minus 1%. At December 31, 1995 advances to Safeguard under this demand note amounted to $3,500. No amounts were on deposit with Safeguard at December 31, 1996. Interest income from these advances to Safeguard amounted to $20 in 1996 and $81 in 1995.

     Property and Equipment

     Property and equipment is carried at cost, except for assets under capital leases which are recorded at the lower of the present value of future lease payments or the fair value of the equipment at the inception of the lease. Expenditures for major renewals, improvements and betterments are capitalized and minor repairs and maintenance are charged to expense as incurred. When assets are sold, the related cost and accumulated depreciation are removed from the accounts and any gain or loss from such disposition is included in operations.

     Capitalized Software Costs

     Certain development costs of the Company's software products are capitalized subsequent to the establishment of technological feasibility and up to the time the product becomes available for general release. Amortization is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of four years is assigned to capitalized software development costs. Costs of software program maintenance are charged to expense as incurred.

     All capitalized software costs are written down to net realizable value when the carrying amount is in excess thereof.

     Total costs capitalized in 1996, 1995, and 1994 were approximately $532, $217 and $113, respectively. Amortization of capitalized software costs amounted to $218, $227 and $306 in 1996, 1995 and 1994, respectively.

     Taxes on Income

     Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on currently enacted tax laws and statutory rates. Additionally, the benefits of utilizing net operating loss carryforwards and credit carryforwards are recognized to the extent management of the Company believes that it is more likely than not that the benefits will be realized in future periods.

                           SANCHEZ COMPUTER ASSOCIATES, INC
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except share and per share amounts)


(2.) Significant Accounting Policies, continued

     Depreciation and Amortization

     Depreciation and amortization are provided over the estimated useful lives of the related assets using a combination of accelerated and straight line depreciation methods.

     Net Income Per Share

     Net income per share is computed using the weighted average number of shares of common and common equivalent shares (stock options and warrants) outstanding. As required by a Staff Accounting Bulletin issued by the Securities and Exchange Commission, common and common equivalent shares issued by the Company during the 12 month period preceding the initial public offering of the Company's common stock (see Note 7) have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and an initial public offering price of $5.50 per share).

     Reclassification of Financial Statement Amounts

     Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


(3.) Client Revenue Data

     Revenue derived from certain software implementation projects comprises a substantial portion of the Company's total annual revenues. The following table summarizes the percentage of revenues from the Company's significant clients (listing those clients that exceed 10% in the applicable year):


     CLIENT                                      1996    1995    1994
     ------------------------------------------------------------------

     A                                             *       *       11%
     B                                            12%     10%       *
     C                                             *       *       15%
     D                                             *      18%      16%
     E                                            13%     22%      18%
     F                                            28%     21%       *
     G                                            22%      *        *

     ------------------------
     * Less than 10%

     At December 31, 1996 and 1995, the same four customers in each year accounted for $6,153 (or 69%) and $2,719 (or 63%) of net accounts receivable, respectively. The Company does not require its customers to provide collateral relative to accounts receivable balances.

                           SANCHEZ COMPUTER ASSOCIATES INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except share and per share amounts)


(3.) Client Revenue Data, continued

     The Company classifies its operations into one industry segment, licensing and servicing of software products to the financial services industry. Revenue derived from customers in various geographic regions for each of the three years ended December 31, 1996 is as follows:


                                               1996       1995       1994
                                            ---------  ---------  ---------

     Canada                                 $   1,527  $   1,802  $   2,789
     Central Europe                            11,193      8,569      4,463
     Other European                             2,547      4,048      3,355
     U.S. and Caribbean                         1,478      2,423      4,909
     Asia Pacific Rim                             970
                                             ---------  ---------  ---------
                                            $  17,715   $ 16,842  $  15,516


(4.) Accounts Receivable

     Accounts receivable balances include unbilled receivables which amounted to approximately $2,808 and $2,150 at December 31, 1996 and 1995, respectively.

     Unbilled receivables on fixed-price contracts arise as revenues are recognized under the percentage of completion method. These amounts are billable at specified dates, when deliveries are made or at contract completion, which is expected to occur within one year. All amounts included in unbilled receivables are related to long-term contracts and are reduced by appropriate progress billings.

(5.) Accrued Expenses

     Accrued expenses consist of the following:

                                                        1996       1995
                                                     ---------  ---------

     Accrued compensation and related items          $     715  $     390
     Accrued royalties                                     728        264
     Accrued income taxes                                  210        401
     Other                                                 821        604
                                                     ---------  ---------
                                                     $   2,474  $   1,659


(6.) Long-Term Debt

     Long-term debt consists of the following:

                                                                    1996   1995
                                                                   -----  -----

     Bank term notes at prime + 1% payable through December 1999   $ 419  $ 194
     Capital leases at 12% to 12.4% payable through July 1997         23    104
     Bank term note at 11% payable through October 1996                      43
                                                                   -----  -----
                                                                     442    341
     Less current portion                                            224    168
                                                                   -----  -----
                                                                   $ 218  $ 173

                           SANCHEZ COMPUTER ASSOCIATES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except share and per share amounts)


(6.) Long-Term Debt, continued

     The bank notes at prime + 1% were issued in conjunction with a $500 revolving credit facility for capital equipment purchases established as of March 1995. The Company had available approximately $81 under this facility as of December 31, 1996. All advances under the facility are amortized over a 36 month term.

     Future maturities of long-term debt at December 31, 1996 are as follows:

             YEAR ENDING
            -------------

                1997           $     224
                1998                 149
                1999                  69
                                ---------
                               $     442


(7.) Shareholders' Equity

     On December 27, 1996, the Company completed an initial public offering for the sale of 2,309,500 shares of its common stock at a price of $5.50 per share. The Company received approximately $11.8 million in net proceeds after deducting expenses related to the offering.

     On September 11, 1996, the Company's Board of Directors declared a six-for-five stock dividend which has been accounted for as a stock split. All references to the number of shares and per share amounts have been restated to reflect the effect of the split.

     In November 1996, the Company's shareholders approved and amended the articles of incorporation to increase the number of the Company's authorized shares of common stock from 15,000,000 to 50,000,000 shares. The accompanying consolidated financial statements reflect such amendment for all periods presented.

     The Board of Directors is authorized, subject to certain limitations and without shareholder approval, to issue up to an aggregate 10,000,000 shares in one or more series and to fix the rights and preferences of the shares in each series. No shares of preferred stock have been issued.

     The 1995 Equity Compensation Plan provides for the issuance of a maximum of 1,680,000 shares of Common Stock upon the exercise of stock options, stock appreciation rights, and/or restricted stock awards. There will be no further options granted under the previously in-place 1988 Incentive Stock Option Plan for Key Employees.


     The Company applies APB 25 and related interpretations in accounting for its various stock option plans. Had compensation cost been recognized consistent with SFAS 123 (Statement of Financial Accounting Standards
     No. 123, Accounting for Stock-Based Compensation), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1996       1995
                                                -------    -------

     Net income                As reported      $ 1,075    $ 1,587
                               Pro forma          1,023      1,579

     Net income per average    As reported          .12        .17
     common share              Pro forma            .11        .17

                           SANCHEZ COMPUTER ASSOCIATES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except share and per share amounts)


(7.) Shareholders' Equity, continued

     The per share weighted-average fair value of stock options issued by the Company during 1996 and 1995 was $1.11 and $0.84 respectively on the date of grant using the Black Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted: 1996--expected dividend yield 0%, risk-free interest rate of 6.36% to 6.48%, expected volatility of 0%, and average expected lives of three years to five years; 1995--expected dividend yield 0%, risk-free interest rate 5.39%, expected volatility of 0%, and an average expected life of five years.

     Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation costs for options granted prior to January 1, 1995 is not considered.

     A summary of stock option activity under the 1995 and 1988 Plans at December 31, 1996, 1995 and 1994 is as follows:

                                            1996                    1995                     1994
                                    ----------------------------------------------------------------------
                                                WEIGHTED                 WEIGHTED                 WEIGHTED
                                                AVERAGE                  AVERAGE                  AVERAGE
                                                EXERCISE                 EXERCISE                 EXERCISE
                                      SHARES     PRICE        SHARES      PRICE        SHARES      PRICE
                                    ---------   --------    ---------    --------    ---------    --------
Outstanding at beginning of year    1,224,376     $ 2.13    1,614,658      $ 1.64      901,656      $ 1.59
Options granted                       143,600       4.37      308,436        3.63      786,600        1.68
Options exercised                      (6,000)      1.67     (563,503)       1.60
Options canceled                     (553,408)      1.70     (135,215)       1.94      (73,598)       1.46
                                    ---------   --------    ---------    --------    ---------    --------
Outstanding at end of year            808,568     $ 2.81    1,224,376      $ 2.13    1,614,658    $   1.64
                                    ---------   --------    ---------    --------    ---------    --------

Options exercisable                   430,149                 668,735                1,026,058

Shares available for future grants  1,252,964               1,388,364                  365,342




     The following summarizes information about the Company's stock options outstanding as of December 31, 1996:



                                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                            -------------------                      -------------------

                               NUMBER           WEIGHTED AV.      WEIGHTED AV.       NUMBER        WEIGHTED AV.
                            OUTSTANDING AS       REMAINING          EXERCISE     EXERCISABLE AT      EXERCISE
RANGE OF EXERCISE PRICES     OF 12/31/96      CONTRACTUAL LIFE       PRICE          12/31/96          PRICE
----------------------------------------------------------------------------------------------------------------
$1.00 to $1.73                 381,533             5.5 years         $ 1.63          336,533          $ 1.62
$3.63 to $4.75                 427,035             8.8                 3.87           93,616            3.63
                               -------                                               -------
                               808,568             7.2               $ 2.81          430,149          $ 2.06

                           SANCHEZ COMPUTER ASSOCIATES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except share and per share amounts)

(7.) Shareholders' Equity, continued

     Generally, outstanding options vest over a two to four year period after the date of grant and expire 10 years after the date of grant.

     For options exercised in early 1995, 5% of the exercise price was paid upon exercise, with the remaining obligation evidenced by a note with a maximum term of 10 years, although the note also contains provisions for a balloon payment due two years after the Company's initial public offering. Such optionees executed full recourse interest-bearing notes, with such notes being reported as "Notes due on common stock purchases" in the accompanying balance sheet. In 1996 and 1995 interest income earned on these notes amounted to $40 and $43, respectively. In conjunction with the issuance of shares pursuant to these option exercises, the Company utilized 216,000 shares previously held as treasury shares.

     In addition to the stock options outstanding pursuant to the 1988 and 1995 plans, the Company issued 144,000 non-qualified stock options to two non-employee directors which were exercisable at $1.67 per share. These options were fully exercised in 1996.

(8.) Income Taxes

     The Company utilized net operating loss carryforwards and tax credit carryforwards to offset current and deferred tax liabilities for the years ended December 31, 1996, 1995 and 1994. The components of the income tax provision (benefit) for each of the three years ended December 31, 1996 are as follows:



                                                   1996     1995     1994
                                                 -------  -------  --------
Current taxes
    Federal                                      $  206   $   60   $   70
    State                                            10      113      200
    Foreign                                         175      158      150
                                                 ---------------------------
                                                    391      331      420
Deferred taxes                                       74      791   (1,378)
                                                 ---------------------------
Total provision (benefit)                        $  465   $1,122  $  (958)


     A reconciliation of the tax provision (benefit) based on the federal statutory tax rate to the effective tax rate is as follows:



                                                   1996     1995     1994
                                                 -------  -------  --------

Statutory tax provision (34%)                     $ 524   $  921   $   707
Decrease in valuation allowance for deferred
 tax assets, net                                                    (1,927)
State income taxes, net of federal income tax
 benefit                                              7       75       132
Foreign income taxes                                175      104       100
Federal income tax credits                         (175)
Adjustment of tax credit carryforwards and
 accruals                                           (77)      69       (42)
Foreign sales corporation                           (12)
Other, net                                           23      (47)       72
                                                 ---------------------------
                                                  $ 465   $1,122   $  (958)

                           SANCHEZ COMPUTER ASSOCIATES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except share and per share amounts)


(8.) Income Taxes, continued

     The tax effects of loss carryforwards, credit carryforwards, and temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:


                                        1996       1995
                                      ---------  ---------
Deferred tax assets
    Tax credit carryforwards          $   539    $   444
    Accrued liabilities                   179        212
    Other                                  26         49
                                      --------------------
Total deferred tax assets                 744        705

Deferred tax liabilities
    Capitalized software costs           (230)      (118)
                                      --------------------
Net deferred tax assets               $   514    $   587


     Utilization of net operating loss carryforwards and tax credit carryforwards amounted to $150 in 1996, $2,149 in 1995 and $2,388 in 1994. Also, at December 31, 1996, the Company has approximately $539 in income tax credit carryforwards available to offset regular federal income taxes payable, expiring between the years 1997 and 2011.


(9.) Commitments

     The Company leases office facilities subject to operating leases.
     Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1996 are as follows:

          1997      $  422
          1998         207
                  ---------
                    $  629


     Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $436, $364, and $357, respectively.

     The Company is also party to certain software customization agreements, primarily with Digital Equipment Corporation (Digital), whereby funding has been provided to the Company to facilitate product development targeted at specific geographic markets. Under the terms of these agreements, the Company retains ownership of the products developed, and has agreed to pay royalties to Digital, contingent upon the subsequent achievement of certain contractually defined product license fee sales.

     When applicable, such royalty amounts typically equate to 15% to 20% of the Company's software license fees, subject to various exceptions and limitations. Royalty expense relative to these agreements amounted to $1,099 in 1996, $762 in 1995, and $761 in 1994.

                           SANCHEZ COMPUTER ASSOCIATES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except share and per share amounts)

(10.) Other Related Party Transactions

      Safeguard holds warrants to purchase 360,000 shares of the Company's common stock at an exercise price of $1.39 per share, subject to certain terms and restrictions. These warrants are currently exercisable and expire April 30, 1998.

      The Company has entered into an administrative services agreement with Safeguard, which provides for payment, subject to achieving certain sales levels, of a maximum fee of $25 per quarter. The Company expensed $100 in each of the years ended December 31, 1996, 1995 and 1994.

      The Company has entered into a consulting contract with the principal of Oaktree Systems, Inc., a shareholder of the Company. During the years ended December 31, 1996, 1995 and 1994, the Company incurred expenses under this agreement of $46, $111 and $225, respectively.


(11.) Profit Sharing Trust Plan

      The Company maintains a Profit Sharing Trust Plan (the "Plan") which permits eligible participating members to contribute up to 15% of their gross earnings. The Company will typically make a contribution equal to 100% of the first 3% which an employee contributes and may also make additional voluntary contributions. The Company expensed, $174 , $148 and $110 related to the Plan during the years ended December 31, 1996, 1995, and 1994, respectively.


(12.) Quarterly Financial Information (Unaudited)

      The following table presents the unaudited quarterly financial information for the years 1996 and 1995:



                               1996 QUARTER ENDED                      1995 QUARTER ENDED
                       MAR 31   JUNE 30   SEPT 30   DEC 31      MAR 31   JUNE 30   SEPT 30   DEC 31
                      -------------------------------------    --------------------------------------
Revenues               $3,477    $4,773    $4,546   $4,919      $3,829    $3,435    $4,338   $5,240
Income before income
  taxes                    31       608       428      473         321        24       460    1,904
Net income                 19       358       307      391         192        15       272    1,108
Net income per average
  common share                     0.04      0.03     0.04        0.02                0.03     0.12


      Net income per average common share calculations for each of the Company's quarters are based on the weighted average number of shares outstanding in each quarter. Accordingly, the sum of the net income per share for each of the quarters in a fiscal year may not equal the actual year-to-date net income per average common share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        DIRECTORS

The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its May 29, 1997 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Act of 1934, as amended.

    Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K

The Company incorporates by reference the information contained under the caption "SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in its definitive Proxy Statement relative to its May 29, 1997 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 11. EXECUTIVE COMPENSATION.

The Company incorporates by reference the information contained under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION" in its definitive Proxy Statement relative to its May 29, 1997 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Company incorporates by reference the information contained under the caption "SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in its definitive Proxy Statement relative to its May 29, 1997 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company incorporates by reference the information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "CERTAIN TRANSACTIONS" in its definitive Proxy Statement relative to its May 29, 1997 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this Form 10-K.

    Financial Statements (See Item No. 8, page 27)

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 1996 and 1995
Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements

    Financial Statement Schedules

All information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statements or is not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

(c) Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER      DESCRIPTION
-----------   -----------------
    3.1       Amended and Restated Articles of Incorporation of the Company.
              (2) (Exhibit 3.1)

    3.2       Amended and Restated By-laws of the Company. (2) (Exhibit 3.2)

    4.1       Specimen stock certificate representing the Common Stock. (2)
              (Exhibit 4.1)

   10.1    #  1995 Equity Compensation Plan. (2) (Exhibit 10.1)

   10.2       Common Stock, Warrants and Rights Agreement dated
              February 26, 1987 among Sanchez Computer Asociates, Inc.,
              Michael A. Sanchez, Frank R. Sanchez, Safeguard Scientifics
              (Delaware), Inc., and Safeguard Scientifics, Inc. (1)
              (Exhibit 10.2)

   10.3       Common Stock Purchase Agreement dated September 30, 1989 among
              Sanchez Computer Associates, Inc., Radnor Venture Partners, L.P., and Safeguard Scientifics (Delaware), Inc. (1) (Exhibit 10.3)

   10.4       Common Stock Purchase Agreement dated December 1, 1989 among
              Sanchez Computer Associates, Inc., Radnor Venture Partners, L.P., and Safeguard Scientifics (Delaware), Inc. (1) (Exhibit 10.4)





   10.5       Form of Rights Agent Agreement dated November 13, 1996 among
              ChaseMellon Shareholder Services, L.L.C., Mellon Bank, N.A.,
              Sanchez Computer Associates, Inc., Safeguard Scientifics, Inc.,
              Radnor Venture Partners, L.P., Michael A. Sanchez and Frank R.
              Sanchez. (2) (Exhibit 10.5)

   10.6 Administrative Services Agreement dated February 26, 1987 by and between Safeguard Scientifics, Inc. and Sanchez Computer
              Associates, Inc. (2) (Exhibit 10.6)

   10.7    #  Employment Agreement effective January 1, 1996 between
              Richard H. Jefferson and Sanchez Computer Associates, Inc.
              (2) (Exhibit 10.7)

   11.1       Statement Regarding Computation of Earnings Per Share. *

   21.1       Subsidiaries of the Registrant. *

   23.1       Consent of Coopers & Lybrand L.L.P. *

   27.1       Financial Data Schedule *





*   Filed herewith.

# These exhibits relate to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.


1) Filed on September 27, 1996 as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-12863) and incorporated by reference.

2) Filed on November 6, 1996 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-12863) and incorporated by reference.

3) Filed on November 13, 1996 as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 333-12863) and incorporated by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 1997         SANCHEZ COMPUTER ASSOCIATES, INC.

                               By:/s/ Michael A. Sanchez
                                  --------------------------------------
                                  Michael A. Sanchez, Chairman and Chief
                                  Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   /s/ Michael A. Sanchez
Dated: March 26, 1997              -------------------------------------
                                  Michael A. Sanchez, Chairman and Chief
                                  Executive Officer (Principal Executive
                                  Officer)

                                   /s/ Joseph F. Waterman
Dated: March 26, 1997              --------------------------------------
                                  Joseph F. Waterman, Senior Vice President
                                  and CFO
                                  (Principal Financial and Accounting Officer)

                                   /s/ Frank R. Sanchez
Dated: March 26, 1997              --------------------------------------
                                  Frank R. Sanchez, President, Chief Operating
                                  Officer and Director

                                   /s/ Warren V. Musser
Dated: March 26, 1997              --------------------------------------
                                  Warren V. Musser, Director

                                   /s/ Ira M. Lubert
Dated: March 26, 1997              --------------------------------------
                                  Ira M. Lubert, Director

                                   /s/ Lawrence Chimerine
Dated: March 24, 1997              --------------------------------------
                                  Lawrence Chimerine, Director

                                   /s/ John D. Loewenberg
Dated: March 24, 1997              --------------------------------------
                                  John D. Loewenberg, Director

                                   /s/ Thomas C. Lynch
Dated: March 26, 1997              --------------------------------------
                                  Thomas C. Lynch, Director

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER      DESCRIPTION
-----------   -----------------
    3.1       Amended and Restated Articles of Incorporation of the Company.
              (2) (Exhibit 3.1)

    3.2       Amended and Restated By-laws of the Company. (2) (Exhibit 3.2)

    4.1       Specimen stock certificate representing the Common Stock. (2)
              (Exhibit 4.1)

   10.1    #  1995 Equity Compensation Plan. (2) (Exhibit 10.1)

   10.2       Common Stock, Warrants and Rights Agreement dated
              February 26, 1987 among Sanchez Computer Associates, Inc.,
              Michael A. Sanchez, Frank R. Sanchez, Safeguard Scientifics
              (Delaware),
              Inc., and Safeguard Scientifics, Inc. (1) (Exhibit 10.2)

   10.3       Common Stock Purchase Agreement dated September 30, 1989 among
              Sanchez Computer Associates, Inc., Radnor Venture Partners, L.P., and Safeguard Scientifics (Delaware), Inc. (1)(Exhibit 10.3)

   10.4       Common Stock Purchase Agreement dated December 1, 1989 among
              Sanchez Computer Associates, Inc., Radnor Venture Partners, L.P., and Safeguard Scientifics (Delaware), Inc. (1) (Exhibit 10.4)

   10.5       Form of Rights Agent Agreement dated November 13, 1996 among
              ChaseMellon Shareholder Services, L.L.C., Mellon Bank, N.A.,
              Sanchez Computer Associates, Inc., Safeguard Scientifics, Inc.,
              Radnor Venture Partners, L.P., Michael A. Sanchez and
              Frank R. Sanchez. (2) (Exhibit 10.5)

   10.6 Administrative Services Agreement dated February 26, 1987 by and between Safeguard Scientifics, Inc. and Sanchez Computer
              Associates, Inc. (2) (Exhibit 10.6)

   10.7    #  Employment Agreement effective January 1, 1996 between
              Richard H. Jefferson and Sanchez Computer Associates, Inc.
              (2) (Exhibit 10.7)

   11.1       Statement Regarding Computation of Earnings Per Share. *

   21.1       Subsidiaries of the Registrant. *

   23.1       Consent of Coopers & Lybrand L.L.P. *

   27.1       Financial Data Schedule *





*   Filed herewith.

# These exhibits relate to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.


1) Filed on September 27, 1996 as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-12863) and incorporated by reference.

2) Filed on November 6, 1996 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-12863) and incorporated by reference.

3) Filed on November 13, 1996 as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 333-12863) and incorporated by reference.