Form 10-Q
period 1997-03-31
SANCHEZ COMPUTER ASSOCIATES INC
filed 1997-05-13
CIK 1022926

          Securities and Exchange Commission Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended March 31, 1997 .
                                   ---------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from       to
                                   -----    --------

                            Commission file number 0-21705
                                                   -------
                           SANCHEZ COMPUTER ASSOCIATES, INC.
                           ---------------------------------
                  (Exact Name of Registrant as Specified in Its Charter)

     Pennsylvania                                          23-2161560
     ------------                                          -----------
    (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                         Identification  No.)

    40 Valley Stream Parkway, Malvern, PA                  19355
    -------------------------------------                  -----
    (Address of Principal Executive Offices)               (Zip Code)



    Registrant's Telephone Number, Including Area Code: (610) 296-8877
                                                        --------------

    N/A
    ---
    Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes X    No
                                          ---      ---

As of April 30, 1997, there were outstanding 10,886,125 shares of the issuer's Common Stock, no par value.

                       SANCHEZ COMPUTER ASSSOCIATES, INC.

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                        PART I: FINANCIAL INFORMATION



ITEM 1: FINANCIAL STATEMENTS

                                                                PAGE NO.
                                                            ---------------
CONSOLIDATED BALANCE SHEETS
  March 31, 1997 (Unaudited) and December 31, 1996....................3

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
  Three Months Ended March 31, 1997 and 1996..........................4

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  Three Months Ended March 31, 1997 and 1996..........................5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)................6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............7

                     PART II:  OTHER INFORMATION

ITEM 5: OTHER INFORMATION............................................11

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.............................11

SIGNATURES...........................................................11

EXHIBIT 11 -- COMPUTATION OF NET INCOME PER SHARE....................12

EXHIBIT 27 -- FINANCIAL DATA SCHEDULE

                                       2

                      Sanchez Computer Associates, Inc.
                        Consolidated Balance Sheets
                   (in thousands, except share amounts)




                                                                    MARCH 31,    DECEMBER 31,
ASSETS                                                                1997           1996
                                                                 --------------  ------------
                                                                   (UNAUDITED)

Current assets
  Cash and cash equivalents....................................    $   17,633     $   15,446
  Accounts receivable, less allowance of $40...................         6,852          8,920
  Prepaid and other current assets.............................         1,277          2,203
                                                                      -------    ------------
     Total current assets......................................        25,762         26,569

Property and equipment
  Equipment....................................................         2,124          2,084
  Furniture and fixtures.......................................           245            238
  Leasehold improvements.......................................            64             64
                                                                      -------    ------------
                                                                        2,433          2,386
Accumulated depreciation and amortization......................        (1,496)        (1,462)
                                                                      -------    ------------
  Net property and equipment...................................           937            924

Capitalized software costs, net of amortization of $1,350 at
  March 31, 1997 and $1,289 at December 31, 1996...............           652            675
                                                                      -------    ------------
     Total assets..............................................    $   27,351     $   28,168
                                                                      -------    ------------
                                                                      -------    ------------
LIABILITIES
Current liabilities
  Current portion of long-term debt............................    $      216     $      224
  Accounts payable, trade......................................           748            637
  Accrued expenses.............................................         2,457          2,474
  Deferred revenue.............................................         2,808          3,913
                                                                      -------    ------------
     Total current liabilities.................................         6,229          7,248

Deferred revenue...............................................         1,301          1,508
Long-term debt-net of current portion..........................           168            218
Other long-term liabilities....................................           257            284
                                                                      -------    ------------
     Total liabilities.........................................         7,955          9,258

Commitments (Note D)

SHAREHOLDERS EQUITY

Common stock, no par value
  Authorized--50,000,000 shares
  Issued and outstanding -10,886,125 and 10,865,255 shares at
    March 31, 1997 and December 31, 1996, respectively.........           109            109
Additional paid-in capital.....................................        18,153         18,103
Retained earnings..............................................         1,578          1,236
Notes due on common stock purchases............................          (444)          (538)
                                                                      -------    ------------
     Total shareholders' equity................................        19,396         18,910
                                                                      -------    ------------
     Total liabilities and shareholders equity.................    $   27,351     $   28,168
                                                                      -------    ------------
                                                                      -------    ------------

                  See notes to consolidated financial statements

                      Sanchez Computer Associates, Inc.
                    Consolidated Statements of Operations
                   (in thousands, except per share amounts)




                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             --------------------
                                                                                1997       1996
                                                                             ---------  ---------
                                                                                 (UNAUDITED)
Revenues
  Software license fees....................................................  $   2,327  $   1,384
  Product enhancement fees.................................................        239        103
  Implementation and consulting services...................................      1,411        930
  Software maintenance fees................................................      1,175      1,060
                                                                             ---------  ---------
    Total revenues.........................................................      5,152      3,477

Operating expenses
  Product development......................................................      1,386        814
  Product support..........................................................        764        678
  Implementation and consulting............................................        903        627
  Sales and marketing......................................................        828        543
  Royalties and sublicense fees............................................        400        538
  General and administrative...............................................        574        307
                                                                             ---------  ---------
    Total operating expenses...............................................      4,855      3,507
                                                                             ---------  ---------
Income from operations.....................................................        297        (30)

Interest income, net.......................................................        214         61
                                                                             ---------  ---------
Income before income taxes.................................................        511         31

Income tax provision.......................................................        169         12
                                                                             ---------  ---------
Net income.................................................................  $     342  $      19
                                                                             ---------  ---------
                                                                             ---------  ---------

Net income per average common share........................................  $    0.03  $    0.00
Weighted average common shares outstanding.................................     11,638      9,273

                  See notes to consolidated financial statements

                                 Sanchez Computer Associates, Inc.
                               Consolidated Statements of Cash Flows
                                           (in thousands)

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                     1997           1996
                                                    ------         ------

                                                         (UNAUDITED)
Cash flows from operating activities
  Net income...................................  $    342           $   19
  Adjustments to reconcile net income to cash
    provided by (used in) operating activities
  Depreciation and amortization................       192              143
  Other........................................       (20)             (15)
Cash provided (used) by changes in operating
  assets and liabilities
  Accounts receivable..........................     2,068             (761)
  Prepaid and other current assets.............       926               41
  Accounts payable and accrued expenses........        94             (252)
  Deferred revenues............................    (1,312)             525
                                                 ----------        ----------
Net cash provided by (used in) operating
  activities...................................     2,290             (300)

Cash flows from investing activities
  Capitalized computer software costs..........       (38)             (54)
  Capital expenditures.........................      (151)             (38)
                                                 ----------        ----------
Net cash used in investing activities..........      (189)             (92)

Cash flows from financing activities
  Repayment of notes due on common stock
    purchases..................................        94
  Principal payments on long-term debt.........       (58)            (108)
  Proceeds from exercise of stock options......        50
                                                 ----------        ----------
Net cash provided by (used in) financing
  activities...................................        86             (108)

Net increase (decrease) in cash and cash
  equivalents..................................     2,187             (500)
Cash and cash equivalents at beginning of
  period.....................................      15,446            5,546
                                                 ----------        ----------
Cash and cash equivalents at end of period.....  $ 17,633          $ 5,046
                                                 ----------        ----------
                                                 ----------        ----------


Supplemental cash flow information

Interest paid..................................  $     11           $   11
Income taxes paid..............................  $     23           $  156

                    See notes to consolidated financial statements

                      Sanchez Computer Associates, Inc.
             Notes To Unaudited Consolidated Financial Statements
                  (in thousands, except per share amounts)

(A.) BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. (the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the full year.

(B.) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                      MARCH 31,   DECEMBER 31,
                                                        1997          1996
                                                    -----------  -------------
    Accrued compensation and related items.....  ...   $     710    $     715
    Accrued royalties...............................         826          728
    Accrued income taxes............................         356          210
    Other...........................................         565          821
                                                      -----------       ------
                                                       $   2,457    $    2,474
                                                      -----------       ------
                                                      -----------       ------

(C.) NET INCOME PER SHARE

    Net income per common share was computed by dividing income by the weighted average number of shares outstanding during each period, including common stock equivalents which would arise from the exercise of stock options and warrants, using the treasury stock method.

    Stock options and warrants granted with exercise prices below the initial public offering price during the twelve-month period preceding the initial filing date of the offering (September 27, 1996) have been included in the calculation of common stock equivalents using the treasury stock method, assuming an offering price of $5.50 per share, as if they were outstanding for all periods presented prior to the offering.

(D.) COMMITMENTS

    Commitments at March 31, 1997 were substantially the same as those disclosed in Note 9 of the Notes To Consolidated Financial Statements as of December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company designs, develops, markets, implements and supports comprehensive banking software, called PROFILE, for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of three integrated modules which operate on open, client-server platforms. The primary module, called PROFILE/Anyware, is a multi-currency bank production system which supports deposit, loan, customer, transaction processing and bank management requirements through multiple distribution channels, including the Internet. The other modules are PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system, and PROFILE/ITS, a system that processes treasury transactions including foreign exchange, money market, securities trading (capital markets), futures, options and trade finance. The PROFILE system is currently licensed to 25 clients in nine countries serving more than 300 financial institutions.

The Company's operating results for the first quarter ended March 31, 1997 reflected significant increases in both revenues and net income compared to the same period in 1996. Revenues increased by 48.2% to $5.2 million while net income increased by $323,000 to $342,000 as compared to the quarter ended March 31, 1996. First quarter 1997 results reflect increased activity relative to PROFILE implementation projects in both of the Company's primary target markets (Emerging and Direct). In particular, a significant revenue contribution was derived from installation and initial conversion of the PROFILE/Anyware product for the Company's first direct bank contract in Canada. This Canadian contract was also the Company's first installation on an IBM hardware platform. Additional first quarter revenue growth for 1997 as compared to 1996 was attributable to increased PROFILE implementation activity from the Emerging Bank Markets in both Central Europe and Asia.

The Company made a strategic decision in early 1996 to increase its investment in technology and product development, in particular as it relates to PROFILE/Anyware, as well as certain other projects such as the development of its graphical user interface (GUI) client and the completion of the adaptation, or "porting," of the Company's software to operate on different computer systems. In addition, the Company decided to increase its investment in sales and marketing activities, partially due to the implementation of the PROFILE/Anyware strategy, but also as part of a focused effort to increase its direct sales efforts in both the Emerging Banking Market and Direct Banking Market. Expenses in both these categories increased significantly in first quarter of 1997 when compared to same period in 1996.

The Company's backlog at March 31, 1997 amounted to $18.3 million. The components of the backlog were $5.6 million for software license, product enhancement and implementation and consulting revenues and $12.7 million for maintenance and support. At December 31, 1996, the Company's backlog amounted to $19.8 million, consisting of $8.1 million for software license, product enhancement and implementation and consulting revenues and $11.7 million for maintenance and support.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected statement of operations data:


                                                                           QUARTER ENDED MARCH 31,
                                                                             --------------------
DOLLARS IN THOUSANDS                                                           1997       1996
                                                                             ---------  ---------
Revenues
  Software license fees....................................................  $   2,327  $   1,384
  Product enhancement fees.................................................        239        103
  Implementation and consulting services...................................      1,411        930
  Software maintenance fees................................................      1,175      1,060
                                                                             ---------  ---------
     Total revenues........................................................  $   5,152  $   3,477
                                                                             ---------  ---------
                                                                             ---------  ---------
Percentage Relationship to Total Revenues
Revenues
  Software license fees....................................................       45.2%      39.8%
  Product enhancement fees.................................................        4.6        3.0
  Implementation and consulting services...................................       27.4       26.7
  Software maintenance fees................................................       22.8       30.5
                                                                             ---------  ---------
     Total revenues........................................................      100.0      100.0

Operating expenses
  Product development......................................................       26.9       23.4
  Product support..........................................................       14.8       19.5
  Implementation and consulting............................................       17.5       18.1
  Sales and marketing......................................................       16.1       15.6
  Royalties and sublicense fees............................................        7.8       15.5
  General and administrative...............................................       11.1        8.8
                                                                             ---------  ---------
     Total operating expenses..............................................       94.2      100.9

  Income (loss) from operations............................................        5.8       (0.9)
  Interest income, net.....................................................        4.1        1.8
                                                                             ---------  ---------
  Income before income taxes...............................................        9.9        0.9
  Income tax provision.....................................................        3.3        0.4
                                                                             ---------  ---------
  Net income...............................................................        6.6%       0.5%
                                                                             ---------  ---------
                                                                             ---------  ---------

Three Months Ended March 31, 1997, Compared to Three Months Ended March 31,1996

REVENUES. Revenues increased $1.7 million, or 48.2%, in the first quarter of 1997, as each revenue category improved over the same period in the prior year. The most significant increase related to software license fees, which increased by $943,000 relative to 1996. The primary source of increase in license fee revenue was the completion of the Company's first direct bank conversion of PROFILE/Anyware in Canada as mentioned above. License fee revenue derived from implementation projects in the emerging markets of Central Europe and Asia also contributed significantly to the growth in license fee revenues in the first quarter of 1997. Combined service revenues in the form of implementation/consulting fees and product enhancement fees increased by $ 617,000, or 59.7% in the first quarter of 1997 as compared to 1996. Again, most of this growth is attributable to the increased levels of PROFILE implementation activity in both Canada and the Emerging markets of Central Europe and Asia. Software maintenance fees increased by 10.8% or $115,000, attributable primarily to increasing support fees from clients based in Central Europe.

PRODUCT DEVELOPMENT. Product development expenses increased $572,000 or 70.3%, in the quarter ended March 31, 1997, due to the ongoing impact of the Company's strategic decision to increase investment in development for various technology projects. The most significant of these investments during the first quarter of 1997 has been the continued development of the Company's graphical user interface (GUI) client. Average staffing in the product development area increased from 38 during the first quarter of 1996 to 49 during the first quarter of 1997. The percent relationship to total revenues also increased from 23.4% in the first quarter of 1996 to 26.9% for the same period in 1997.

PRODUCT SUPPORT. Product support expenses increased by $86,000 or 12.7%, in the quarter ended March 31, 1997, primarily due to incremental costs related to the Company's establishment of a European support office in Prague, the Czech Republic during the second quarter of 1996, as well as increases in the total number of employees required to support the larger converted client base in 1997 relative to 1996. Although the percent relationship to sales declined from 19.5% in the first quarter of 1996 to 14.8% in the first quarter of 1997, the percent relationship of these expenses to software maintenance fees remained relatively constant.

IMPLEMENTATION AND CONSULTING. Implementation and consulting expenses increased by $276,000 or 44.0% during the first quarter of 1997, in conjunction with a corresponding increase in implementation and consulting revenues of $481,000 (a 51.7% increase relative to the same period in 1996). The primary components of the increase in these costs related to increased utilization of subcontractors to install third party product offerings and increased staffing. The percent relationship to total revenues remained relatively stable at 17.5% for the three months ended March 31, 1997 as compared to 18.1% during the same period in 1996.

SALES AND MARKETING. Sales and marketing expenses increased by $285,000, or 52.5% in the 1997 period, as the Company continued to increase its direct sales coverage by increasing staff and travel expenditures. In addition, sales commissions were higher in conjunction with the higher level of revenues. Marketing expenses related to the promotional and advertising campaign for PROFILE/Anyware also increased in the 1997 period. As a result of these investments made by the Company, sales and marketing expenses as a percent of total revenues increased from 15.6% in the first quarter of 1996 to 16.1% for the March, 1997 quarter.

ROYALTIES AND SUBLICENSE FEES. The Company is obligated to pay royalties to Digital and to certain clients based on the collection of certain license fees. These obligations have varying expiration terms. The Company also is obligated to pay sublicense and maintenance fees to certain third party licensors, primarily related to its PROFILE/ITS product and also for the M programming language and data base. These amounts will vary depending on the applicable revenue components subject to such fees. For the quarter ended March 31, 1997, these fees decreased by $138,000 or 25.7% as the result of a $72,000 reduction in royalty expense and a $66,000 reduction in third party license and support fees, due to a lower third party license revenue in the 1997 quarter as compared to the same period in 1996.

GENERAL AND ADMINISTRATIVE. These expenses increased by $267,000, or 87.0%, due to a number of factors which include additional expenses related to being a public company, increased incentive compensation, and increased executive travel and salary levels in the 1997 period as compared to 1996.

INTEREST INCOME, NET. Interest income, net, increased $153,000 in 1997 due to income earned on higher invested cash balances, partially attributable to the proceeds from the Company's initial public offering which were received as of December 27, 1996.

INCOME TAX PROVISION. Taxes in 1997 were 33.1% of income before income taxes, as compared to 38.7% in the 1996 quarter. This reduced effective rate is primarily the result of the Company's establishment of a Foreign Sales Corporation ("FSC") in late 1996, as well as certain state net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $17.6 million at March 31, 1997. During
December of 1996, the Company raised $11.8 million (net of direct expenses) from its initial public offering. Cash flow from operations for the three months ended March 31, 1997 was $2.3 million as compared to ($300,000) for the same period in 1996. The increased rate of cash flow in the 1997 period was primarily attributable to receipts during the quarter of several significant contract milestone payments which had been billed in late 1996. The Company continues to expect a certain amount of variability in the timing of major contract milestone payments which will impact cash flow from operations during any given quarter.

The Company's business is not capital intensive and capital asset expenditures for the March 1997 quarter amounted to $151,000 as compared to $38,000 during the same period in 1996. These expenditures consisted primarily of personal computers and upgrades to the Company's network systems. The Company has a $500,000 fixed asset line of credit ($132,000 available at March 31, 1997).

The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating cash needs for the foreseeable future and at a minimum for the next year. Should the Company's business expand more rapidly than expected, the Company believes that additional bank credit would be available to fund such operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

The Company believes that its business is generally not seasonal; however, the Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability is typically driven by significant events which directly impact the recognition of project related revenues. Examples of such events include the timing of new business contract closings and the initiation of license and service fee revenue recognition, "one-time" payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users), and completion of a significant implementation project roll out and the related revenue recognition. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the project, length of contract negotiations, and general economic conditions in a particular sales prospect's country of origin. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter.

The Company's forward-looking statements about its revenues, earnings, and business development have been derived from its operating budgets and forecasts, which are based upon detailed assumptions about many important factors. Several important factors may cause the Company's actual results to differ materially from those contemplated by any forward-looking statements made by the Company. These factors include the course of business in the financial services industry, competition among software companies serving that industry, the Company's management of the long sales cycle for its products, the timing of new contract closings and other significant events of revenue recognition affecting the Company's quarterly results, the development of the Direct Banking Market and market acceptance of the Company's products within that market, the Company's ability to continue to improve its product, and the Company's ability to manage the concentration of sales to financial service companies in foreign markets (particularly Central Europe and Asia).

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock (as defined). This Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

                       SANCHEZ COMPUTER ASSOCIATES, INC.

PART II--OTHER INFORMATION

ITEM 5: OTHER INFORMATION

            In late April, 1997, the Company announced that Admiral Ronald J. Zlatoper (U.S. Navy retired) had joined the Company as Chief Executive Officer ("CEO"). Admiral Zlatoper previously served as Commander in Chief of the U.S. Pacific Fleet from August of 1994 through his retirement from the Navy in November of 1996.
            Mr. Michael Sanchez, who had previously served as both Chairman of the Board and CEO of the Company, will continue his active involvement in the business and retain his position as Chairman of the Board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

            Exhibit 11--Computation of net income per share

            Exhibit 27--Financial Data Schedule

            (b) Reports on Form 8-K

            None

No other applicable items.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       SANCHEZ COMPUTER ASSOCIATES, INC.

                       By: /s/ Joseph F. Waterman Joseph F. Waterman
                       -----------------------------------------------
                       Senior Vice-President & Chief Financial Officer

Date: May 13, 1997