Form 10-Q
period 1997-06-30
SANCHEZ COMPUTER ASSOCIATES INC
filed 1997-08-12
CIK 1022926

                         Securities and Exchange Commission
                               Washington, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended          June 30, 1997.
                                    --------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ____________________ to _______________________


                       Commission file number      0-21705
                                                   -------


                   SANCHEZ COMPUTER ASSOCIATES, INC.
-------------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)


        Pennsylvania                            23-2161560
-------------------------------    ------------------------------------
(State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
Incorporation or Organization)


40 Valley Stream Parkway, Malvern, PA                  19355
-----------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)



Registrant's Telephone Number, Including Area Code:    (610) 296-8877
                                                       --------------


                            N/A
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes    X      No
                              -------      -------

As of July 31, 1997, there were outstanding 10,933,282 shares of the issuer's Common Stock, no par value.

                    SANCHEZ COMPUTER ASSSOCIATES, INC.

                            INDEX TO FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 1997




                      PART I:  FINANCIAL INFORMATION



ITEM 1:  FINANCIAL STATEMENTS
                                                                   Page  No.
                                                                   ---------

CONSOLIDATED BALANCE SHEETS
  June 30, 1997 (Unaudited) and December 31, 1996................      3

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
  Three and Six Months Ended June 30, 1997 and 1996..............      4

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  Six Months Ended June 30, 1997 and 1996........................      5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)...........      6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........      7



                       PART II:  OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.................................................      13

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K........................      13

SIGNATURES.......................................................      14

                                  Sanchez Computer Associates, Inc.
                                     Consolidated Balance Sheets
                                 (in thousands, except share amounts)





                                                  JUNE 30,       DECEMBER 31,
                       ASSETS                       1997             1996
                                                 -----------     ------------
                                                 (UNAUDITED)

Current assets
  Cash and cash equivalents.......................$  15,902      $   15,446
  Accounts receivable, less allowance of $40......    8,093           8,920
  Prepaid and other current assets................    1,198           2,203
                                                   --------         -------
    Total current assets..........................   25,193          26,569

Property and equipment
  Equipment.......................................    2,424           2,084
  Furniture and fixtures..........................      249             238
  Leasehold improvements..........................       66              64
                                                   --------         -------
                                                      2,739           2,386
Accumulated depreciation and amortization.........   (1,660)         (1,462)
                                                   --------         -------
  Net property and equipment......................    1,079             924

Capitalized software costs, net of amortization
  of $1,422 at June 30, 1997 and $1,289
  at December 31, 1996............................      770             675
                                                    -------         -------
    Total assets.................................. $ 27,042        $ 28,168
                                                    -------         -------
                                                    -------         -------

                     LIABILITIES

  Current liabilities
    Current portion of long-term debt............. $    171        $    224
    Accounts payable, trade.......................      857             637
    Accrued expenses..............................    2,287           2,474
    Deferred revenue..............................    2,155           3,913
                                                    -------         -------
        Total current liabilities.................    5,470           7,248

  Deferred revenue................................    1,128           1,508
  Long-term debt-net of current portion...........      163             218
  Other long-term liabilities.....................      230             284
                                                    -------         -------
        Total liabilities.........................    6,991           9,258

Commitments (Note E)


               SHAREHOLDERS' EQUITY

Common stock, no par value
  Authorized--50,000,000 shares
  Issued and outstanding--10,922,219 and
    10,865,255 shares at June 30, 1997
    and December 31, 1996, respectively...........      109             109
  Additional paid-in capital......................   18,213          18,103
  Retained earnings...............................    2,150           1,236
  Notes due on common stock purchases.............     (421)           (538)
                                                    -------         -------
    Total shareholders' equity....................   20,051          18,910
                                                    -------         -------
    Total liabilities and shareholders' equity.... $ 27,042       $  28,168
                                                    --------        -------
                                                    --------        -------



                      See notes to consolidated financial statements

                                  Sanchez Computer Associates, Inc.
                                Consolidated Statements of Operations
                               (in thousands, except per share amounts)
                                               (UNAUDITED)



                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                     --------------------  --------------------
                                                        1997       1996       1997       1996
                                                     ---------  ---------  ---------  ---------

Revenues
  Software license fees............................   $2,801  $   2,310  $   5,128  $   3,694
  Product enhancement fees.........................      255        324        493        427
  Implementation and consulting services...........    1,782      1,115      3,193      2,045
  Software maintenance fees........................    1,369      1,024      2,544      2,084
                                                     ---------  ---------  ---------  ---------
    Total revenues.................................    6,207      4,773     11,358      8,250
Operating expenses
  Product development..............................    1,562      1,037      2,947      1,851
  Product support..................................      876        765      1,640      1,443
  Implementation and consulting....................    1,212        714      2,171      1,341
  Sales and marketing..............................      995        861      1,823      1,404
  Royalties and sublicense fees....................      318        475        718      1,013
  General and administrative.......................      627        398      1,145        705
                                                     ---------  ---------  ---------  ---------
    Total operating expenses.......................    5,590      4,250     10,444      7,757
                                                     ---------  ---------  ---------  ---------
Income from operations.............................      617        523        914        493
Interest income, net...............................      238         85        452        146
                                                     ---------  ---------  ---------  ---------
Income before income taxes.........................      855        608      1,366        639
Income tax provision...............................      282        250        451        262
                                                     ---------  ---------  ---------  ---------
Net income......................................... $    573    $   358    $   915    $   377
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------
Net income per average common share................ $   0.05    $  0.04    $  0.08    $  0.04

Weighted average common shares outstanding.........   11,706      9,178     11,671      9,220




                  See notes to consolidated financial statements

                                  Sanchez Computer Associates, Inc.
                                Consolidated Statements of Cash Flows
                                          (in thousands)
                                           (UNAUDITED)




                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                                  -------------------------
                                                                                                    1997           1996
                                                                                                  ---------      ---------

Cash flows from operating activities
  Net income....................................................................................  $     915      $     377
  Adjustments to reconcile net income to cash provided by (used in) operating activities
  Depreciation and amortization.................................................................        429            305
  Other.........................................................................................        (44)           (30)
Cash provided (used) by changes in operating assets and liabilities
  Accounts receivable...........................................................................        827         (1,390)
  Prepaid and other current assets..............................................................      1,005            122
  Accounts payable and accrued expenses.........................................................         33            547
  Deferred revenues.............................................................................     (2,138)          (453)
                                                                                                  ---------      ---------
Net cash provided by (used in) operating activities...........................................        1,027           (522)

Cash flows from investing activities
  Capitalized computer software costs...........................................................       (228)          (101)
  Capital expenditures..........................................................................       (462)          (200)
                                                                                                  ---------      ---------
Net cash used in investing activities.........................................................         (690)          (301)

Cash flows from financing activities
  Proceeds from insurance of long-term debt.....................................................                       148
  Repayment of notes due on common stock purchases..............................................        117              7
  Principal payments under capital lease obligations............................................         (8)           (56)
  Principal payments under long-term notes......................................................       (100)           (91)
  Proceeds from exercise of stock options.......................................................        110
                                                                                                  ---------      ---------
Net cash provided by financing activities.....................................................          119              8
                                                                                                  ---------      ---------

Net increase (decrease) in cash and cash equivalents..........................................          456           (815)
Cash and cash equivalents at beginning of period..............................................       15,446          5,546
                                                                                                  ---------      ---------
Cash and cash equivalents at end of period....................................................   $   15,902     $    4,731
                                                                                                  ---------      ---------
                                                                                                  ---------      ---------


Supplemental cash flow information
Interest paid.................................................................................   $       19     $       17
Income taxes paid.............................................................................   $      116     $      228



                 See notes to consolidated financial statements

                       Sanchez Computer Associates, Inc.
               Notes to Unaudited Consolidated Financial Statements
                     (in thousands, except per share amounts)

(A.)    BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. (the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the six months ended June 30, 1997 are not necessarily indicative of results for the full year.

(B.)     CASH AND CASH EQUIVALENTS

         Cash and cash equivalents at June 30, 1997 included amounts on deposit with Safeguard Scientifics, Inc. ("Safeguard"), a shareholder of the Company, in conjunction with a note agreement dated June 12, 1997. The demand note provides for borrowings by Safeguard from the Company of up to a maximum of $12 million on a revolving basis at Safeguard's effective borrowing rate minus .75%. This rate is higher than the Company is currently earning on its money market investments. At June 30, 1997 advances to Safeguard amounted to $9.2 million. Interest income from these advances amounted to $27 for the first six months of 1997.

(C.)     ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                       JUNE 30,    DECEMBER 31,
                                                         1997          1996
                                                     -----------  -------------

Accrued compensation and related items............   $     687     $     715
Accrued royalties.................................         263           728
Accrued income taxes..............................         602           210
Other.............................................         735           821
                                                     -----------   ------------
                                                     $   2,287     $   2,474
                                                     -----------   ------------
                                                     -----------   ------------

(D.)     NET INCOME PER SHARE

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

(E.)     COMMITMENTS

         Commitments at June 30, 1997 were substantially the same as those disclosed in Note 9 of the Notes to Consolidated Financial Statements as of December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company designs, develops, markets, implements and supports comprehensive banking software, called PROFILE-Registered Trademark-, for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of three integrated modules which operate on open, client-server platforms. The primary module, called PROFILE/Anyware, is a multi-currency bank production system which supports deposit, loan, customer, transaction processing and bank management requirements through multiple distribution channels, including the Internet. The other modules are PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system, and PROFILE/ITS, a system that processes treasury transactions including foreign exchange, money market, securities trading (capital markets), futures, options and trade finance. The PROFILE system is currently licensed to 26 clients in ten countries serving more than 375 financial institutions.

    The Company's operating results for the second quarter ended June 30, 1997 reflected increases in both revenues and net income compared to the same period in 1996. Revenues increased by 30.0% to $ 6.2 million while net income increased by 60.1% to $573,000 as compared to the quarter ended June 30, 1996. In particular, a significant revenue contribution was derived from the licensing of the PROFILE/Anyware product to Canada's Credit Union Central of Saskatchewan ("CUCS"). When CUCS is combined with Sanchez's existing Canadian credit union clients, PROFILE will serve more than one million credit union members in Canada. Additional second quarter revenue growth for 1997 as compared to 1996 was attributable to increased PROFILE implementation activity from the Emerging Bank Market in Asia, as the Company signed its second client in this region--PT Bank Rama in Jakarta, Indonesia.

    The Company made a strategic decision in early 1996 to increase its investment in technology and product development, in particular as it relates to PROFILE/Anyware, as well as certain other projects such as the development of its graphical user interface ("GUI") client and the completion of the adaptation, or "porting," of the Company's software to operate on different computer systems. The company has continued increasing its investment in these areas, and, as indicated below, product development expenditures increased in the second quarter of 1997 when compared to the same period in 1996. In addition, the Company decided to increase its investment in sales and marketing activities, partially due to the implementation of the PROFILE/Anyware strategy, but also as part of a focused effort to increase its direct sales efforts in both the Emerging Banking Market and Direct Banking Market.

    The Company's backlog at June 30, 1997 amounted to $19.4 million. The components of the backlog were $6.8 million for software license, product enhancement and implementation and consulting revenues and $12.6 million for maintenance and support. At December 31, 1996, the Company's backlog amounted to $19.8 million, consisting of $8.1 million for software license, product enhancement and implementation and consulting revenues and $11.7 million for maintenance and support.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated selected statement of operations data:

                                                                               QUARTER ENDED        SIX MONTHS ENDED
                                                                                  JUNE 30,              JUNE 30,
                                                                            --------------------  --------------------
DOLLARS IN THOUSANDS                                                          1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------

Revenues
  Software license fees...................................................  $   2,801  $   2,310  $   5,128  $   3,694
  Product enhancement fees................................................        255        324        493        427
  Implementation and consulting services..................................      1,782      1,115      3,193      2,045
  Software maintenance fees...............................................      1,369      1,024      2,544      2,084
                                                                            ---------  ---------  ---------  ---------
    Total revenues........................................................  $   6,207  $   4,773  $  11,358  $   8,250
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
Percentage Relationship to Total Revenues
Revenues
  Software license fees...................................................       45.1%      48.4%      45.2%      44.8%
  Product enhancement fees................................................        4.1        6.8        4.3        5.2
  Implementation and consulting services..................................       28.7       23.3       28.1       24.8
  Software maintenance fees...............................................       22.1       21.5       22.4       25.2
                                                                            ---------  ---------  ---------  ---------
    Total revenues........................................................      100.0      100.0      100.0      100.0

Operating expenses
  Product development.....................................................       25.2       21.7       25.9       22.4
  Product support.........................................................       14.1       16.0       14.4       17.5
  Implementation and consulting...........................................       19.6       15.0       19.1       16.3
  Sales and marketing.....................................................       16.0       18.0       16.1       17.0
  Royalties and sublicense fees...........................................        5.1       10.0        6.3       12.3
  General and administrative..............................................       10.1        8.3       10.1        8.5
                                                                            ---------  ---------  ---------  ---------
    Total operating expenses..............................................       90.1       89.0       91.9       94.0

  Income from operations..................................................        9.9       11.0        8.1        6.0
  Interest income, net....................................................        3.8        1.8        4.0        1.8
                                                                            ---------  ---------  ---------  ---------
  Income before income taxes..............................................       13.7       12.8       12.1        7.8
  Income tax provision....................................................        4.5        5.3        4.0        3.2
                                                                            ---------  ---------  ---------  ---------
  Net income..............................................................        9.2        7.5        8.1        4.6
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------

Three Months Ended June 30, 1997, Compared to Three Months Ended June 30, 1996

    REVENUES. Revenues increased $1.4 million, or 30.0%, in 1997, as license fees, implementation and consulting and maintenance fees each improved over the same period in the prior year. License fee revenue increased by $491,000 or 21.3%, relative to 1996 due primarily to a new client in Canada and an increased number of client projects in process. This was partially offset by lower license fees generated in Central Europe (since the 1996 period included a one-time license expansion right for an existing customer of approximately $800,000). Implementation and consulting service revenues increased by $667,000, or 59.8% in 1997 as compared to 1996. Most of this growth is attributable to the increased levels of PROFILE implementation activity in both Canada and the Emerging markets of Central Europe and Asia. The number of active implementation projects in the 1997 second quarter was approximately double the comparable number during the 1996 period. Software maintenance fees increased by 33.7% or $345,000, attributable primarily to ongoing growth in Central European and Canada.

    PRODUCT DEVELOPMENT. Product development expenses increased $525,000 or 50.6%, in 1997, due to the ongoing impact of the Company's strategic decision to increase investment in development for various technology projects. The most significant of these investments during the second quarter of 1997 continued to be the ongoing development of the Company's GUI client. Average staffing, including subcontractors, in the product development area increased from 40 during the second quarter of 1996 to 63 during the second quarter of 1997. The percent relationship to total revenues also increased from 21.7% in 1996 to 25.2% in 1997.

    PRODUCT SUPPORT. Product support expenses increased by $111,000 or 14.5%, in the quarter ended June 30, 1997, primarily due to an increase in the average number of employees, 43 in 1997 versus 32 in 1996, required to support the larger converted client base in 1997 relative to 1996.

    IMPLEMENTATION AND CONSULTING. Implementation and consulting expenses increased by $498,000 or 69.7% during the second quarter of 1997, in conjunction with a corresponding increase in implementation and consulting revenues of $667,000 (a 59.8% increase relative to the same period in 1996). Of the $498,000 increase in expenses, $283,000 was related to increased utilization of third party consultants and subcontractors required to support the increased revenue levels. Many of these third party contractors provide support relative to the Company's sub-licensed PROFILE/ITS product offering, which was being installed at three European client sites during the 1997 quarter. The remaining increase in expenses of $215,000 resulted from increased staffing and related overheads. The percent relationship to related revenues increased in the 1997 quarter to 68% from 64% in the 1996 second quarter, due primarily to more extensive utilization of more costly third party resources to deliver implementation services as described above.

    SALES AND MARKETING. Sales and marketing expenses increased by $134,000, or 15.6% in the 1997 period, as the Company continued to increase its direct coverage in this area, primarily via staffing increases in selected foreign market locations. Marketing expenses related to the promotional and advertising campaign for PROFILE/Anyware which commenced in early 1996 remained relatively constant in the second quarter of 1997 as compared to the same period in 1996. Due to the fact that total corporate revenues increased 30.0%, sales and marketing expenses as a percent of total revenues decreased from 18.0% in the second quarter of 1996 to 16.0% for the June, 1997 quarter.

    ROYALTIES AND SUBLICENSE FEES. The Company is obligated to pay royalties to Digital Equipment Corporation and to certain clients based on the collection of certain license fees. These obligations have varying expiration terms. The Company also is obligated to pay sublicense and maintenance fees to certain third party licensors, primarily related to its PROFILE/ITS product and also for the M programming language and data base. These amounts will vary depending on the applicable revenue components subject to such fees. For the quarter ended June 30, 1997, these fees decreased by $157,000 or 33.1% as the result of a $180,000 reduction in royalty expense, partially offset by a $23,000 increase in third party license and support fees as compared to the same period in 1996. The decrease in royalty expense for the 1997 period is in part attributable to a lower level of license fees subject to royalty payment.

    GENERAL AND ADMINISTRATIVE. These expenses increased by $229,000, or 57.5%, due to a number of factors which include additional expenses related to being a public company, increased staffing, and increased costs related to training of certain third party partners, in the 1997 period as compared to 1996.

    INTEREST INCOME, NET. Interest income, net, increased $153,000 in 1997 due to income earned on higher invested cash balances, partially attributable to the proceeds from the Company's initial public offering which were received as of December, 1996.

    INCOME TAX PROVISION. Taxes in the 1997 second quarter were 33.0% of income before income taxes, as compared to 41.1% in the 1996 quarter. This reduced effective rate is primarily the result of the Company's establishment of a Foreign Sales Corporation (FSC) in late 1996, as well as certain state net operating loss carryforwards.

Six Months Ended June 30, 1997, Compared to Six Months Ended June 30, 1996

    REVENUES. Revenues increased $3.1 million, or 37.7%, in 1997, as all revenue categories improved over the same period in the prior year. License fee revenue increased by $1.4 million or 38.8%, relative to 1996 due to substantially increased activity in the Canadian marketplace (including direct banking) as well as increased activity in the Asian markets relative to the same period in 1996. Implementation and consulting service revenues increased by $1.1 million, or 56.1% in 1997 as compared to 1996. Most of this growth is attributable to the increased levels of PROFILE implementation activity in the Canadian marketplace as well as in Central Europe and Asia. Software maintenance fees increased by 22.1% or $460,000, attributable primarily to an ongoing growth in the Central European customer maintenance base as well as increases for a client based in Portugal tied to their final acceptance of PROFILE.

    PRODUCT DEVELOPMENT. Product development expenses increased $1.1 million or 59.2%, in 1997, due to the ongoing impact of the Company's strategic decision to increase investment in development for various technology projects. In particular, the Company continued to invest heavily in the development of its GUI client, which resulted in sharply increased expenditures for technical resources. More specifically, staffing related expenditures (both employees and third party contractors) increased by $850,000 in the 1997 six month period as compared to 1996. The percent relationship to total revenues also increased from 22.4% in 1996 to 25.9% in 1997.

    PRODUCT SUPPORT. Product support expenses increased by $197,000 or 13.7% in the six months ended June 30, 1997, primarily due to an increase in staffing in 1997 versus 1996, required to support the larger converted client base. Also, the 1997 period included a higher level of overhead costs related to the Prague support office, which was opened in April of 1996.

    IMPLEMENTATION AND CONSULTING. Implementation and consulting expenses increased by $830,000 or 61.9% during 1997, in conjunction with a corresponding increase in implementation and consulting revenues of $1.1 million (a 56.1% increase relative to the same period in 1996). Of the $830,000 increase in expenses, $430,000 was related to increased utilization of third party consultants and subcontractors required to support the increased revenue levels, particularly related to the PROFILE/ITS product offering. Of the remaining $400,000 increase in expenses, $213,000 resulted from increased internal staffing. The heavier 1997 utilization of third party consultants and subcontractors was a significant factor in the increase of the percent relationship to related revenues, which moved from 65.6% in 1996 to 68% in 1997.

    SALES AND MARKETING. Sales and marketing expenses increased by $419,000, or 29.8% in the 1997 period, as the Company continued to increase its direct coverage in this area by a combination of increased staffing as well as the use of third party consultants in selected foreign market locations. Further, the increased staffing in these areas coupled with the increased corporate revenue levels for the quarter resulted in increases in both travel related expenses and sales commission expense in the 1997 period as compared to 1996. Due to the fact that total corporate revenues increased 37.7%, sales and marketing expenses as a percent of total revenues decreased from 17.0% in 1996 to 16.1% for 1997.

    ROYALTIES AND SUBLICENSE FEES. For the six months ended June 30, 1997, these fees decreased by $295,000 or 29.1%, mainly as a result of a $252,000 reduction in royalty expense in 1997 as compared to the same period in 1996. The 1997 period decrease in royalty expense is due to a lower level of license fees subject to royalty payment.

    GENERAL AND ADMINISTRATIVE. These expenses increased by $440,000, or 62.4%, due to a number of factors which include additional expenses related to being a public company, as well as increased staffing and related overheads in the 1997 period as compared to 1996.

    INTEREST INCOME, NET. Interest income, net, increased $306,000 in 1997 due to income earned on higher invested cash balances, which averaged approximately $16.5 million for the six months ended June 1997 as compared to approximately $5.5 million in 1996.

    INCOME TAX PROVISION (BENEFIT). Taxes in 1997 were 33.0% of income before income taxes, as compared to 41.0% in the 1996 six month period. This reduced effective rate is primarily the result of the Company's establishment of a Foreign Sales Corporation (FSC) in late 1996, as well as certain state net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $15.9 million at June 30, 1997. During December of 1996, the Company raised $11.8 million (net of direct expenses) from its initial public offering. Cash flow from operations for the six months ended June 30, 1997 was $1.0 million as compared to ($522,000) in 1996. The increased rate of cash flow in the 1997 period was primarily attributable to receipts during the period of several significant contract milestone payments, some of which had been billed in late 1996. The Company continues to expect a certain amount of variability in the timing of major contract milestone payments which will impact cash flow from operations during any given quarter.

    The Company's business is not capital intensive and capital asset expenditures for the 1997 six month period amounted to $462,000 as compared to $200,000 during the same period in 1996. These expenditures consisted primarily of personal computers and upgrades to the Company's network systems. The Company is currently in the process of evaluating the possibility of leasing a second office facility in the vicinity of its Malvern, Pennsylvania headquarters. In the event such a lease agreement is in fact entered into during the second half of the year, it could result in a short-term increase in the Company's capital asset expenditures.

    Effective June 12, 1997, the Company entered into a demand note agreement with Safeguard Scientifics, Inc. ("Safeguard"), a major shareholder of the Company. The note provides for borrowings by Safeguard from the Company of up to a maximum of $12 million on a revolving basis at Safeguard's effective borrowing rate less .75%. At June 30, 1997, advances to Safeguard under this note amounted to $9.2 million, which is included in "Cash and Cash Equivalents" on the accompanying balance sheet.

    Additionally, in early July 1997, the Company both renewed and restructured its bank borrowing agreements. Under the revised agreement, the Company converted approximately $300,000 outstanding under its revolving credit facility for capital equipment purchases to a 24 month term loan. In conjunction with this, a new $500,000 revolving credit facility for capital purchases was established. The amounts shown in the accompanying June 30, 1997 balance sheet have been adjusted to reflect this new agreement.

    The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating cash needs for the foreseeable future and at a minimum through the next 12 months. Should the Company's business expand more rapidly than expected, the Company believes that additional bank credit would be available to fund such operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock (as defined). This Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company has calculated both basic and diluted earnings per share, as such terms are defined in SFAS NO. 128, for the periods presented herein, and has determined that both such calculated amounts are identical to the earnings per common share amounts as currently reported on Exhibit 11.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" to establish standards for reporting and display of comprehensive income and its components in financial statements. The new standard requires an entity to a) classify items of other comprehensive income by their nature in a financial statement and b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. The new standard is effective for fiscal years beginning after December 15, 1997.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" to establish standards for reporting information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The new standard is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 131 will not affect the Company's financial condition or results of operations and the Company is evaluating the impact on its disclosure requirements.

                       SANCHEZ COMPUTER ASSOCIATES, INC.

PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a. An annual meeting of shareholders was held on May 29, 1997 at the corporate offices in Malvern, Pennsylvania.

        b. The meeting involved the election of eight directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified. Those elected are:

                                                    Votes For    Votes Withheld
                                                  ------------  ---------------
           Michael A. Sanchez...................    10,390,176        15,562
           Frank R. Sanchez.....................    10,390,176        15,562
           Warren V. Musser.....................    10,389,836        15,902
           Lawrence Chimerine...................    10,390,516        15,222
           Kailash C. Khanna....................    10,388,916        16,822
           John D. Loewenberg...................    10,388,596        17,142
           Ira M. Lubert........................    10,390,356        15,382
           Thomas C. Lynch......................    10,388,556        17,182

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit 10.1--Safeguard Scientifics, Inc. Revolving Note Agreement
                          Dated June 12, 1997

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

                       SANCHEZ COMPUTER ASSOCIATES, INC.

                       /S/ Joseph F. Waterman
                       ---------------------------------
                       Joseph F. Waterman
                       Senior Vice-President & Chief Financial Officer


Date: August 12, 1997