Form 10-Q
period 1997-09-30
SANCHEZ COMPUTER ASSOCIATES INC
filed 1997-11-12
CIK 1022926

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from ________ to ________

                          Commission file number 0-21705

                        SANCHEZ COMPUTER ASSOCIATES, INC.
            (Exact Name of Registrant as Specified in Its Charter)


            Pennsylvania                         23-2161560
   (State or Other Jurisdiction              (I.R.S. Employer
 of Incorporation or Organization)          Identification No.)

40 Valley Stream Parkway, Malvern, PA              19355
(Address of Principal Executive Offices)        (Zip Code)

    Registrant's Telephone Number, Including Area Code: (610) 296-8877

                                     N/A
     Former Name, Former Address and Former Fiscal Year, if Changed Since
                                Last Report

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

    As of October 31, 1997, there were outstanding 11,053,591 shares of the issuer's Common Stock, no par value.

                       SANCHEZ COMPUTER ASSSOCIATES, INC.
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS                                                          PAGE NO.
                                                                                      ---------
CONSOLIDATED BALANCE SHEETS
  September 30, 1997 (Unaudited) and December 31, 1996...........................         3
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
  Three and Nine Months Ended September 30, 1997 and 1996........................         4
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  Nine Months Ended September 30, 1997 and 1996..................................         5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)...........................         6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS............................................................         8


                                   PART II: OTHER INFORMATION

ITEM 2: USE OF PROCEEDS FROM REGISTERED SECURITITES..............................        13

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.........................................        14

SIGNATURES.......................................................................        15

                        Sanchez Computer Associates, Inc.
                          Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                      September 30,  December 31,
                                       ASSETS                                             1997           1996
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)
Current assets
  Cash and cash equivalents.........................................................    $  14,026     $   15,446
  Accounts receivable, net..........................................................       14,624          8,920
  Prepaid and other current assets..................................................        1,131          2,203
                                                                                      -------------  ------------
    Total current assets............................................................       29,781         26,569
Property and equipment
  Equipment.........................................................................        2,613          2,084
  Furniture and fixtures............................................................          249            238
  Leasehold improvements............................................................           66             64
                                                                                      -------------  ------------
                                                                                            2,928          2,386
Accumulated depreciation and amortization...........................................       (1,804)        (1,462)
                                                                                      -------------  ------------
  Net property and equipment........................................................        1,124            924
Capitalized software costs, net of amortization of $1,509 at September 30, 1997 and
  $1,289 at December 31, 1996.......................................................          891            675
                                                                                      -------------  ------------
    Total assets....................................................................    $  31,796     $   28,168
                                                                                      -------------  ------------
                                                                                      -------------  ------------
                                    LIABILITIES
Current liabilities
  Current portion of long-term debt.................................................    $     201     $      224
  Accounts payable, trade...........................................................          939            637
  Accrued expenses..................................................................        3,966          2,474
  Deferred revenue..................................................................        3,763          3,913
                                                                                      -------------  ------------
    Total current liabilities.......................................................        8,869          7,248
Deferred revenue....................................................................          954          1,508
Long-term debt-net of current portion...............................................          146            218
Other long-term liabilities.........................................................          232            284
                                                                                      -------------  ------------
    Total liabilities...............................................................       10,201          9,258
Commitments (Note E)

                                SHAREHOLDERS' EQUITY

Common stock, no par value
  Authorized--50,000,000 shares
  Issued and outstanding -11,041,122 and 10,865,255 shares at September 30, 1997 and
    December 31, 1996, respectively.................................................          110            109
Additional paid-in capital..........................................................       18,492         18,103
Retained earnings...................................................................        3,356          1,236
Notes due on common stock purchases.................................................         (363)          (538)
                                                                                      -------------  ------------
    Total shareholders' equity......................................................       21,595         18,910
                                                                                      -------------  ------------
    Total liabilities and shareholders' equity......................................    $  31,796     $   28,168
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                  See notes to consolidated financial statements
                                       3

                        Sanchez Computer Associates, Inc.
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (UNAUDITED)

                                                                              Three Months Ended    Nine Months Ended
                                                                                September 30,         September 30,
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
Revenues
  Software license fees....................................................  $   4,186  $   1,929  $   9,314  $   5,623
  Product enhancement fees.................................................        166        282        659        709
  Implementation and consulting services...................................      2,628      1,249      5,821      3,294
  Software maintenance fees................................................      1,248      1,086      3,792      3,170
                                                                             ---------  ---------  ---------  ---------
    Total revenues.........................................................      8,228      4,546     19,586     12,796

Operating expenses
  Product development......................................................      1,818      1,043      4,898      3,242
  Product support..........................................................        777        555      2,284      1,650
  Implementation and consulting............................................      1,835        756      4,006      2,097
  Sales and marketing......................................................      1,100        787      2,923      2,191
  Royalties and sublicense fees............................................        220        708        938      1,721
  General and administrative...............................................        913        336      2,058      1,041
                                                                             ---------  ---------  ---------  ---------
    Total operating expenses...............................................      6,663      4,185     17,107     11,942
                                                                             ---------  ---------  ---------  ---------
Income from operations.....................................................      1,565        361      2,479        854
Interest income, net.......................................................        232         67        684        213
                                                                             ---------  ---------  ---------  ---------
Income before income taxes.................................................      1,797        428      3,163      1,067
Income tax provision.......................................................        592        121      1,043        383
                                                                             ---------  ---------  ---------  ---------
Net income.................................................................  $   1,205  $     307  $   2,120  $     684
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

  Net income per average common share......................................  $    0.10  $    0.03  $    0.18  $    0.07
  Weighted average common shares outstanding...............................     12,029      9,198     11,821      9,224


                 See notes to consolidated financial statements

                       Sanchez Computer Associates, Inc.
                     Consolidated Satements of Cash Flows
                                (in thousands)
                                 (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
Cash flows from operating activities
  Net income.................................................................................  $   2,120  $     684
  Adjustments to reconcile net income to cash provided by (used in) operating activities
  Depreciation and amortization..............................................................        660        513
  Other......................................................................................        (40)       100
Cash provided (used) by changes in operating assets and liabilities
  Accounts receivable........................................................................     (5,704)      (531)
  Prepaid and other current assets...........................................................      1,072         57
  Accounts payable and accrued expenses......................................................      1,794        564
  Deferred revenues..........................................................................       (704)      (215)
                                                                                               ---------  ---------
Net cash provided by (used in) operating activities..........................................       (802)     1,172

Cash flows from investing activities
  Capitalized computer software costs........................................................       (436)      (440)
  Capital expenditures.......................................................................       (652)      (437)
                                                                                               ---------  ---------
Net cash used in investing activities........................................................     (1,088)      (877)

Cash flows from financing activities
  Borrowings under line of credit agreement..................................................         70
  Proceeds from insurance of long-term debt..................................................                   261
  Repayment of notes due on common stock purchases...........................................        286          7
  Principal payments under capital lease obligations.........................................        (23)       (68)
  Principal payments under long-term notes...................................................       (142)      (127)
  Proceeds from exercise of stock options....................................................        279        336
                                                                                               ---------  ---------
Net cash provided by financing activities....................................................        470        409
                                                                                               ---------  ---------

Net increase (decrease) in cash and cash equivalents.........................................     (1,420)       704
Cash and cash equivalents at beginning of period.............................................     15,446      5,546
                                                                                               ---------  ---------
Cash and cash equivalents at end of period...................................................  $  14,026  $   6,250
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Supplemental cash flow information
Interest paid................................................................................  $      27  $      25
Income taxes paid............................................................................  $     224  $     468

                  See notes to consolidated financial statements

                        Sanchez Computer Associates, Inc.
             Notes to Unaudited Consolidated Financial Statements
                    (in thousands, except per share amounts)

(A.) Basis of Presentation

    The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. (the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the full year.

(B.) Cash and Cash Equivalents

    Cash and cash equivalents at September 30, 1997 included amounts on deposit with Safeguard Scientifics, Inc. ("Safeguard"), a shareholder of the Company, in conjunction with a note agreement dated June 12, 1997. The demand note provides for borrowings by Safeguard from the Company of up to a maximum of $12 million on a revolving basis at Safeguard's effective borrowing rate minus .75%. This rate is higher than the Company is currently earning on its money market investments. At September 30, 1997 advances to Safeguard amounted to $9.6 million. Interest income from these advances amounted to $205 for the period from June 12, 1997 through September 30, 1997.

(C.) Accrued Expenses

Accrued expenses consist of the following:

                                                                                  September 30,   December 31,
                                                                                      1997            1996
                                                                                  ------------    -------------
Accrued compensation and related items.......................................       $   1,138       $     715
Accrued royalties............................................................             257             728
Accrued income taxes.........................................................           1,086             210
Other........................................................................           1,485             821
                                                                                       ------          ------
                                                                                    $   3,966       $   2,474

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

                        Sanchez Computer Associates, Inc.
             Notes to Unaudited Consolidated Financial Statements
                    (in thousands, except per share amounts)

(E.) Commitments

    Effective August, 1997 the Company entered into a six year lease agreement for a second office facility adjoining its Malvern, Pennsylvania headquarters. Concurrently with this, the lease for the existing headquarters facility was extended for five additional years, so that both Malvern leases will be in force through July 31, 2003. Accordingly, future minimum lease payments under noncancelable operating leases with remaining terms of one year or more will average approximately $663 per year during the period October 1, 1997 through July 31, 2003.

    Commitments related to royalty obligations at September 30, 1997 were substantially the same as those disclosed in Note 9 of the Notes to Consolidated Financial Statements as of December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    The Company designs, develops, markets, implements and supports comprehensive banking software, called PROFILE, for financial services organizations worldwide. Sanchez's integrated and highly flexible PROFILE family of products operate on open, client-server platforms. The primary module, called PROFILE/Anyware, is a multi-currency bank production system which supports deposit, loan, customer, transaction processing and bank management requirements through multiple distribution channels, including the Internet. PROFILE/FMS is a multi-company, multi-currency, financial management and accounting system. The PROFILE system is currently licensed to 28 clients in 11 countries serving approximately 375 financial institutions.

    The Company's operating results for the third quarter ended September 30, 1997 reflected significant increases in both revenues and net income compared to the same period in 1996. Revenues increased by 81.0% to $8.2 million while net income increased by $898,000 to $1,205,000 as compared to the quarter ended September 30, 1996. Further, the Company's operating margin increased to 19.0% for the September 1997 quarter as compared to 7.9% for the September 1996 quarter, primarily due to the fact that software license fee revenues increased by $2.3 million to $4.2 in the 1997 period. Revenue growth for the 1997 third quarter was the result of contributions from all four of the Company's major geographic target markets; Canada, Europe, the United States, and Asia. In Canada, Credit Union Central of Saskatchewan ("CUCS") successfully converted the first of their 61 member credit unions to PROFILE in September. Once the CUCS project is complete, the Sanchez PROFILE product will service more than one million credit union members in the various Canadian provinces. In Europe, Sanchez signed an agreement with ING Hungary during the quarter, under the umbrella of a recently executed global software licensing agreement with ING Group N.V. In the US, license and service fee revenues were up significantly due to revenues derived from two new customer projects. Finally, in Asia, the Company continued work efforts on its two in-process implementation projects in Malaysia and Indonesia, with initial conversions being achieved for the first two branches of BBMB Kewangan Berhad, Malaysia's fourth-largest financial institution.

    The Company made a strategic decision in early 1996 to increase its investment in technology and product development, in particular as it relates to PROFILE/Anyware, as well as certain other projects such as the development of its graphical user interface ("GUI") client and the completion of the adaptation, or "porting," of the Company's software to operate on different computer systems. As a direct result of these investments, the Company currently has two clients in "live" operation on UNIX platforms (one IBM based, the other Digital Equipment Corp. based), and is actively working toward an initial conversion for its first GUI client in early 1998. The Company has continued increasing its investment in these areas, and, as indicated below, product development expenditures increased significantly on a dollar basis in the third quarter of 1997 when compared to the same period in 1996.

    Further, the Company continues to increase its investment in sales and marketing activities. In addition to its continuing efforts in the Emerging Bank Market, Direct Bank Market, and Canadian Credit Union and Banking Market, the Company has recently initiated certain sales and marketing efforts geared toward the Global Banking Market. The Company has concluded that the flexible and integrated architecture of its PROFILE/Anyware product makes it an excellent fit for international financial institutions seeking a single core processing system which can be utilized worldwide vs. supporting different systems in each marketplace.

    The Company's backlog at September 30, 1997 amounted to $18.9 million. The components of the backlog were $5.9 million for software license, product enhancement and implementation and consulting revenues and $13.0 million for maintenance and support. At December 31, 1996, the Company's backlog amounted to $19.8 million, consisting of $8.1 million for software license, product enhancement and implementation and consulting revenues and $11.7 million for maintenance and support.

Results of Operations

    The following table sets forth for the periods indicated selected statement of operations data:

                                                                             Quarter Ended       Nine Months Ended
Dollars in Thousands                                                          September 30,         September 30,
                                                                          --------------------  --------------------
                                                                            1997       1996       1997       1996
                                                                          ---------  ---------  ---------  ---------
Revenues
Software license fees...................................................  $   4,186  $   1,929  $   9,314  $   5,623
Product enhancement fees................................................        166        282        659        709
Implementation and consulting services..................................      2,628      1,249      5,821      3,294
Software maintenance fees...............................................      1,248      1,086      3,792      3,170
                                                                          ---------  ---------  ---------  ---------
Total revenues..........................................................  $   8,228  $   4,546  $  19,586  $  12,796
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Percentage Relationship to Total Revenue
Revenues
Software license fees...................................................       50.9%      42.4%      47.5%      43.9%
Product enhancement fees................................................        2.0        6.2        3.4        5.6
Implementation and consulting services..................................       31.9       27.5       29.7       25.7
Software maintenance fees...............................................       15.2       23.9       19.4       24.8
                                                                          ---------  ---------  ---------  ---------
Total revenues..........................................................      100.0      100.0      100.0      100.0

Operating Expenses
Product Development.....................................................       22.1       22.9       25.0       25.3
Product Support.........................................................        9.4       12.2       11.7       12.9
Implementation and consulting...........................................       22.3       16.7       20.4       16.4
Sales and Marketing.....................................................       13.4       17.3       14.9       17.1
Royalties and sublicense fees...........................................        2.7       15.6        4.8       13.5
General and administrative..............................................       11.1        7.4       10.5        8.1
                                                                          ---------  ---------  ---------  ---------
Total operating expenses................................................       81.0       92.1       87.3       93.3

Income from operations..................................................       19.0        7.9       12.7        6.7
Interest income, net....................................................        2.8        1.5        3.4        1.6
                                                                          ---------  ---------  ---------  ---------
Income before income taxes..............................................       21.8        9.4       16.1        8.3
Income tax provision....................................................        7.2        2.6        5.3        3.0
                                                                          ---------  ---------  ---------  ---------
Net income..............................................................       14.6        6.8       10.8        5.3
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

    Three Months Ended September 30, 1997, Compared to Three Months Ended September 30, 1996

    Revenues. Revenues increased $3.7 million, or 81.0%, in 1997, as license fees, implementation and consulting and maintenance fees each improved over the same period in the prior year. In terms of PROFILE implementation projects, there were seven active projects in the 1997 third quarter as compared to three during the same period in 1996. License fee revenue showed the largest growth, increasing by over $2.3 million, or 117.0%, relative to 1996, due primarily to Canadian and US license fee revenues associated with contracts signed in the second and third quarter of the year. Implementation and consulting service revenues increased by $1.4 million or 110.4% in 1997 as compared to 1996. Again, most of this growth is attributable to the increased levels of PROFILE implementation activity in the US, Canada and Asia. Central European service revenues were relatively consistent during the 1997and 1996 periods. Software maintenance fees increased by 14.9% or $162,000, with most of the growth attributable to European based clients.

    Product development. Product development expenses increased $775,000 or 74.3%, in 1997, due to the ongoing impact of the Company's strategic decision to increase investment in development for various technology projects. The most significant of these investments during the third quarter of 1997 continued to be the ongoing development of the Company's GUI client.

    Product support. Product support expenses increased by $222,000 or 40.0%, in the quarter ended September 30, 1997, primarily due to an increase in the average number of employees required to support the larger converted client base in 1997 relative to 1996.

    Implementation and consulting. Implementation and consulting expenses increased by $1.1 million or 142.7% during the third quarter of 1997, in conjunction with a corresponding increase in implementation and consulting revenues of $1.4 million (a 110.4% increase relative to the same period in 1996). The primary reasons for this increase were the increased utilization of third party consultants and subcontractors required to support the increased revenue levels, increased internal staffing and related overhead, and certain non-reimbursable project travel costs. The gross margin relative to associated revenues decreased in the 1997 quarter to 30.2% from 39.5% in the 1996 third quarter, due primarily to more extensive utilization of more costly third party resources.

    Sales and marketing. Sales and marketing expenses increased by $313,000, or 39.8% in the 1997 period, as the Company continued to increase its direct coverage in this area, primarily via staffing increases in selected foreign market locations. Further marketing expenses related to the promotional and advertising campaign for PROFILE/Anyware which commenced in early 1996 increased by $91,000 in the third quarter of 1997 as compared to the same period in 1996.

    Royalties and sublicense fees. The Company is obligated to pay royalties based on the collection of certain license fees. These obligations have varying expiration terms. The Company also is obligated to pay sublicense and maintenance fees to certain third party licensors, primarily related to Treasury and Trade Finance product offerings and also for the M programming language and data base. These amounts will vary depending on the applicable revenue components subject to such fees. The $488,000 decrease in this expense caption for the 1997 period is primarily attributable to a lower level of license fees subject to royalty payment.

    General and administrative. These expenses increased by $577,000, or 171.7%, due to a number of factors which include additional expenses related to being a public company, as well as increased costs related to the growth of the business including increased staffing, increased costs related to employee recruitment, and training costs for certain third party partners.

    Interest income, net. Interest income, net, increased $165,000 in 1997 due to income earned on higher invested cash balances.

    Income tax provision. Taxes in the 1997 third quarter were 32.9% of income before income taxes, as compared to 28.2% in the 1996 quarter. The 28.2% effective rate in 1996 was the result of tax benefits recorded in that period related to certain state net operating loss carryforwards.

    Nine Months Ended September 30, 1997, Compared to Nine Months Ended September 30, 1996

    Revenues. Revenues increased $6.8 million, or 53.1%, in 1997, as license fees, implementation and consulting and maintenance fees each improved over the same period in the prior year. License fee revenue increased by $3.7 million or 65.6%, relative to 1996 due to substantially increased activity in the Canadian and U.S. marketplaces as well as increased activity in the Asian markets relative to the same period in 1996. Implementation and consulting service revenues increased by $2.5 million, or 76.7% in 1997 as compared to 1996. Most of this growth is attributable to the increased levels of PROFILE implementation activity in the Canadian marketplace, as well as in the U.S., Central Europe and Asia. Software maintenance fees increased by 19.6% or $622,000, attributable primarily to an ongoing growth in the European customer maintenance base

    Product development. Product development expenses increased $1.65 million or 51.1%, in 1997, due to the ongoing impact of the Company's strategic decision to increase investment in development for various technology projects. In particular, the Company continued to invest heavily in the development of its GUI client, which resulted in sharply increased expenditures for technical resources.

    Product Support. Product support expenses increased by $634,000 or 38.4% in the nine months ended September 30, 1997, primarily due to an increase in staffing in 1997 versus 1996, required to support the larger converted client base. Also, the 1997 period included a higher level of overhead costs related to the Prague support office, which was opened in April of 1996.

    Implementation and consulting. Implementation and consulting expenses increased by $1.9 million or 91.0% during 1997, in conjunction with a corresponding increase in implementation and consulting revenues of $2.5 million (a 76.7% increase relative to the same period in 1996). Of the $1.9 million increase in expenses, $932,000 was related to increased utilization of third party consultants and subcontractors required to support the increased revenue levels. The remaining increase in expenses resulted from increased internal staffing and related overhead costs and certain non-reimbursable project travel costs. The heavier 1997 utilization of third party consultants and subcontractors was a significant factor in the decrease in gross margin relative to associated revenues, which declined from 36.3% in 1996 to 31.2% in 1997.

    Sales and marketing. Sales and marketing expenses increased by $732,000, or 33.4% in the 1997 period, as the Company continued to increase its direct coverage in this area, primarily via increased staffing, particularly in selected foreign market locations. Further, the increased staffing in these areas coupled with the increased corporate revenue levels for the 1997 period resulted in increases in both travel related expenses and sales commission expense in the 1997 period as compared to 1996.

    Royalties and sublicense fees. For the nine months ended September 30, 1997, these fees decreased by $783,000 or 45.5%, mainly as a result of a $667,000 reduction in royalty expense in 1997 as compared to the same period in 1996. The 1997 period decrease in royalty expense is due to a lower level of license fees subject to royalty payment.

    General and administrative. These expenses increased by $1.0 million or 97.7%, due to a number of factors which include additional expenses related to being a public company, as well as increased costs related to the growth of the business including increased staffing, increased costs related to employee recruitment, and increased facility costs in the 1997 period as compared to 1996.

    Interest income, net. Interest income, net, increased $471,000 in 1997 due to income earned on higher invested cash balances, which averaged approximately $14.5 million for the nine months ended September 1997, as compared to approximately $5.8 million in 1996.

    Income tax provision (benefit). Taxes in 1997 were 33.0% of income before income taxes, as compared to 35.9% in the 1996 nine month period. This reduced effective rate is primarily the result of the Company's establishment of a Foreign Sales Corporation (FSC) in late 1996, as well as certain state net operating loss carryforwards.

Liquidity and Capital Resources

    Cash and cash equivalents were $14.0 million at September 30, 1997. During December of 1996, the Company raised $11.8 million (net of direct expenses) from its initial public offering. Cash flow from operations for the nine months ended September 30, 1997 was ($802,000) as compared to $1.17 million in 1996. The decreased rate of cash flow in the 1997 period was primarily attributable to the timing of significant contract milestone billings and subsequent payments, coupled with a significantly increased investment in both staffing and use of third party contractors during the 1997 nine month period. The Company continues to expect a certain amount of variability in the timing of major contract milestone payments which will impact cash flow from operations during any given quarter.

    The Company's business is not capital intensive and capital asset expenditures for the 1997 nine month period amounted to $652,000 as compared to $437,000 during the same period in 1996. These expenditures consisted primarily of personal computers and upgrades to the Company's network systems. As mentioned previously, the Company is currently in the process of outfitting and occupying a second office facility (15,000 square feet) adjacent to its Malvern, Pennsylvania headquarters. This will result in a short-term increase in the Company's capital asset expenditures during the fourth quarter of the year. The Company expects to finance these expenditures via a combination of existing cash balances, cash generated from operations, and its current revolving line of credit.

    Effective June 12, 1997, the Company entered into a demand note agreement with Safeguard Scientifics, Inc. ("Safeguard"), a major shareholder of the Company. The note provides for borrowings by Safeguard from the Company of up to a maximum of $12 million on a revolving basis at Safeguard's effective borrowing rate less .75%. At September 30, 1997, advances to Safeguard under this note amounted to $9.6 million, which is included in "Cash and Cash Equivalents" on the accompanying balance sheet.

    Additionally, in July 1997, the Company both renewed and restructured its bank borrowing agreements. Under the revised agreement, the Company converted approximately $300,000 outstanding under its revolving credit facility for capital equipment purchases to a 24 month term loan. In conjunction with this, a new $500,000 revolving credit facility for capital purchases was established ($430,000 available at September 30, 1997).

    The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future and at a minimum through the next twelve months. Should the Company's business expand more rapidly than expected, the Company believes that additional bank credit would be available to fund such operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

    The Company believes that its business is generally not seasonal; however, the Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue and earnings patterns. This variability is typically driven by significant events which directly impact the recognition of project related revenues. Examples of such events include the timing of new business contract closings and the initiation of license and service fee revenue recognition, "one-time" payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users), and completion of a significant implementation project roll out and the related revenue recognition. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the project, length of contract negotiations, and general economic conditions in a particular sales prospect's country of origin. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter.

    The Company's forward-looking statements about its revenues, earnings, and business development have been derived from its operating budgets and forecasts, which are based upon detailed assumptions about many important factors. Several important factors may cause the Company's actual results to differ materially from those contemplated by any forward-looking statements made by the Company. These factors include the course of business in the financial services industry, competition among software companies serving that industry, the Company's management of the long sales cycle for its products, the timing of new contract closings and other significant events of revenue recognition affecting the Company's quarterly results, the development of the Direct, Emerging and Global Banking Markets and market acceptance of the Company's products within these markets, the Company's ability to continue to improve its product, and the Company's ability to manage the concentration of sales to financial service companies in foreign markets (particularly Central Europe and Asia).

Recently Issued Accounting Standards

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock (as defined). This Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company has calculated both basic and diluted earnings per share, as such terms are defined in SFAS No. 128, for the periods presented herein, and has determined that diluted earnings per share amounts are identical to the earnings per common share amounts as currently reported on Exhibit 11. Basic earnings per share calculations under SFAS No. 128 result in amounts which are .01 per share higher than the amounts reported in
Exhibit 11 for all periods presented.

    Also during 1997, the FASB issued pronouncements relating to the presentation and disclosure of information related to the Company's capital structure, comprehensive income and segment data. The Company is required to adopt the provisions relating to capital structure for the year ending December 31, 1997, if applicable, and the provisions of the other pronouncements, if applicable, for the year ending December 31, 1998. The adoption of these pronouncements will not have an impact on the Company's financial position and results of operations, but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

                       SANCHEZ COMPUTER ASSOCIATES, INC.

PART II--OTHER INFORMATION

ITEM 2: USE OF PROCEEDS FROM REGISTERED SECURITIES

    (a). The Company made its initial public offering through a registration statement on Form S-1 (File # 333-12863) which was declared effective November 13, 1996.

    (b). The offering commencement date was November 14, 1996.

    (c). The offering was successfully completed, resulting in the sale of all securities registered. The managing underwriters were J.P. Morgan & Co. and Wheat First Butcher Singer.

    (d). Title of security sold: Sanchez Computer Associates, Inc. Common Stock

         Shares Registered by Issuer....................................................    2,309,500
         Aggregate Price of Amount Registered...........................................  $12,702,250
         Shares Sold....................................................................    2,309,500
         Aggregate Price of Shares Sold.................................................  $12,702,250

         Shares Registered by Selling Security Holders..................................    1,224,500
         Aggregate Price of Amount Registered...........................................  $ 6,734,750
         Shares Sold....................................................................    1,224,500
         Aggregate Price of Shares Sold.................................................  $ 6,734,750

    (e). Expenses incurred in connection with issuance and distribution of securities:

         Underwriters Discounts and Commissions............................................  $ 414,398
         Expenses paid to Underwriters.....................................................    125,000
         Other Expenses....................................................................    410,587
                                                                                             ---------
         Total Direct and Indirect Payments................................................  $ 949,985

         None of the above listed payments were made to directors, officers or persons owning ten (10%) percent or more of any class of equity securities of the Company, or to any affiliates of the Company.

         The net offering proceeds to the Company after deducting expenses amounted to $11,752,265.

    (f). From the effective date of the registration through September 30, 1997, the Company has utilized the net offering proceeds from the offering for the following purposes:

         Purchases of Equipment......................................................... $   581,670
         Product Development............................................................   5,235,800
         Sales and Marketing............................................................   2,923,135
                                                                                           ---------
             Subtotal Expenditures......................................................   8,740,605

         Temporary Investments - Provident
         Institutional Temporary Investment Fund, Inc...................................   3,011,660
                                                                                           ---------

             Total Expenditures and Investments......................................... $11,752,265

         None of the above listed expenditures were made to directors, officers, or persons owning ten (10%) percent or more of any class of equity securities of the Company, or to any affiliates of the Company.

                       SANCHEZ COMPUTER ASSOCIATES, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8--K

       (a) Exhibits

           Exhibit 10--Demand Note and Pledge Agreement dated September 19, 1997 made by Ronald J. Zlatoper in favor of the Company.

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

                                       SANCHEZ COMPUTER ASSOCIATES, INC.



                                       /S/ Joseph F. Waterman
                                       ---------------------------------------
                                       Joseph F. Waterman
                                       Senior Vice-President & Chief
                                         Financial Officer

Date:  November 12, 1997