Form 10-K
period 1997-12-31
SANCHEZ COMPUTER ASSOCIATES INC
filed 1998-03-30
CIK 1022926

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file number  000-21705

                        SANCHEZ COMPUTER ASSOCIATES, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

    Pennsylvania                                              23-2161560
-------------------------------                         -------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

 40 Valley Stream Parkway, Malvern, PA                        19355
----------------------------------------                  -----------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:              (610) 296-8877
                                                      -------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class

                           Common Stock, no par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of Common Stock held by non-affiliates (based on the closing price on NASDAQ) on March 20, 1998 was approximately $95.7 million.

The number of shares of registrant's Common Stock outstanding as of March 20, 1998 was 11,244,041 shares.

                       Documents Incorporated by Reference

Portions of registrant's Proxy Statement relating to the annual meeting of shareholders of registrant to be held on May 20, 1998 are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K. Registrant expects to file the Proxy Statement within 120 days after the end of the year covered by this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Form 10-K.

                       SANCHEZ COMPUTER ASSSOCIATES, INC.

                               INDEX TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997



  ITEM                                                                                    PAGE
  NO.                                                                                      NO.
--------                                                                                ----------
                                                 Part I

   1.       Business...................................................................     3
   2.       Properties.................................................................    16
   3.       Legal Proceedings..........................................................    16
   4.       Submission of Matters to a Vote of Security Holders........................    16
   4 A.     Executive Officers of the Registrant.......................................    16

                                                Part II

   5.       Market for Registrant's Common Equity and Related Stockholder Matters......    19
   6.       Selected Financial Data....................................................    20
   7.       Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................    20
   7 A.     Quantitative and Qualitative Disclosures About Market Risk.................    26
   8.       Financial Statements and Supplementary Data................................    27
   9.       Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.................................................................    44

                                                Part III

  10.       Directors and Executive Officers of the Registrant.........................    44
  11.       Executive Compensation.....................................................    44
  12.       Security Ownership of Certain Beneficial Owners and Management.............    44
  13.       Certain Relationships and Related Transactions.............................    44

                                                Part IV

  14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K............    45


                                     PART I

Item 1.    Business.

Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") designs, develops, markets, implements and supports comprehensive banking software, called PROFILE(R) ("PROFILE"), for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of three integrated modules which operate on open, client/server platforms. The primary module, called PROFILE/Anyware, is a multi-currency bank production system which supports deposit, loan, customer, transaction processing and bank management requirements through multiple distribution channels, including the Internet. The other modules are PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system, and PROFILE for Windows ("PFW"), PROFILE/Anyware's multi-branch, multi-user graphical user interface. The PROFILE system is currently licensed to 31 clients in 11 countries serving in excess of 350 financial institutions. Historically, the Company has focused its marketing efforts in Central Europe and North America. Currently, the Company is targeting three market segments, the Emerging Banking Market in which the Company seeks to expand on its current market share, the Direct Banking Market where the Company looks to expand upon its recent successes, and the Top-Tier Bank Market in which the Company is seeking to build on its current client base and establish itself as a significant participant.

Financial services organizations in the Emerging Banking Market can generally be characterized as being located in areas with growing consumer banking bases, often with a large number of branches and little enterprise-wide automation. Sanchez, through the implementation of its PROFILE products, provides these organizations with a fully automated system which addresses all core areas of their data processing requirements, including head office operations, domestic and international payments, new product introduction, customer analysis, budgeting and forecasting, branch automation and deposit and loan processing. The PROFILE products have the ability to adapt to diverse accounting, operational and regulatory environments and have the flexibility to support a broad spectrum of banking products and services. Because the PROFILE products are scalable, they can be implemented within an infrastructure that supports an organization's current operational requirements and, thereafter, be incrementally expanded as the client's operational requirements increase. Since 1991, the Company has principally targeted banks in Central Europe and Canada; and, in 1996, the Company expanded its marketing efforts to include financial services organizations located in the Asian-Pacific Rim.

In 1997 the Company successfully expanded its business into the Direct Banking Market. The Company defines the Direct Banking Market as the on-line retail banking business conducted via alternate distribution channels by large financial services institutions located throughout the world. The Company believes that these organizations recognize that the emergence of electronic commerce, together with the availability and acceptance of computer technology, will ultimately cause a dramatic change in the consumer banking practices of many of their customers. The Company predicts that the growth of electronic commerce will result in a large increase in the volume of financial transactions which occur on-line as well as a greater demand for customized products and services. The Company believes that the capabilities of PROFILE will provide financial services organizations with the technology to strategically respond to this consumer banking evolution.

The Company's most recent market expansion targeted the Top-Tier Bank Market where the Company made significant inroads during 1997. The Top-Tier Bank Market is defined by the Company as encompassing the 1,000 largest global and regional banks in the world. The Company believes that the systems architecture in most top-tier banks is significantly outdated, and that many of these institutions are actively evaluating replacements for their traditional legacy software environments. New market factors such as the growth in electronic commerce and bank channel proliferation are helping to fuel these evaluations. The Company believes it has the opportunity to become a leading replacement alternative in the Top-Tier Bank Market, based upon the flexible and integrated architecture of its PROFILE/Anyware product. Further, the Company believes that its ability to provide a single core processing system which can be utilized worldwide as opposed to supporting different systems in each marketplace is a significant advantage for large multi-national financial institutions.

Since 1987, the Company has maintained a series of strategic alliance agreements with Digital Equipment Corporation ("Digital") and has marketed its products principally through leads generated by the Digital sales force. In 1995, the Company entered into an agreement with Hewlett-Packard Company ("Hewlett-Packard") and ported its software to Hewlett-Packard's HP-UX platform. Also in 1995, the Company entered into an agreement with Oracle Corporation ("Oracle"); currently, the Company partners with Oracle in conjunction with sales of the Company's PFW product. In mid-1996, the Company entered into an agreement with International Business Machines Corporation ("IBM") and ported its software to IBM's AIX platform. The Company markets PROFILE products through alliances with all four of these vendors as well as its own enhanced direct sales force.

In 1996, the Company entered into a strategic relationship with the electronic banking division of Price Waterhouse LLP ("Price Waterhouse"). During 1997, Price Waterhouse and the Company engaged in various global joint marketing activities and over 75 Price Waterhouse consultants were trained to implement the PROFILE software solution. In December 1997, the Company entered into a distribution and services agreement with ELBA CSB S.A., a newly formed Poland-based bank technology services firm which is a subsidiary of ComputerLand Poland S.A.. The Company anticipates using ELBA CSB's resources (approximately 200 employees) to train, implement and support PROFILE in Central Europe. In addition, the Company anticipates forming additional alliances with other complementary service organizations and systems integrators. The Company believes that its alliance program will facilitate its market expansion in all target markets.

Historically, the Company has derived effectively all of its revenues from the marketing of its PROFILE products to financial services companies. Economic changes within the financial services industry relative to information technology expenditures, mergers and consolidations, and other factors could materially impact the Company's revenues and results of operations.

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

For these reasons, financial services organizations in the Emerging Banking Market are faced with the necessity of modernizing their entire information and processing infrastructure. In response, they have demonstrated a willingness to invest in a centralized enterprise-server based solution. One of the principal advantages of the technology contained in the Company's PROFILE product is that it provides on-line access to up-to-date customer and balance sheet data throughout the organization. The Company also believes that an on-line enterprise-wide database is a requirement for electronic delivery channels such as Automated Teller Machine ("ATM") networks, Point of Sale ("POS") networks, and home banking, which are rapidly being introduced into these markets.

Although Canada does not meet the definition of an "Emerging Market", the Canadian credit union marketplace has, in the last few years, identified the need to upgrade their information and processing infrastructure. The Company entered the Canadian credit union marketplace in 1991 and as of December 31, 1996, its software is responsible for processing the majority of credit unions in the Provinces of British Columbia and Manitoba. In May of 1997, the Company expanded its market share by licensing PROFILE to Credit Union Central of Saskatchewan. PROFILE now serves over one million credit union customers in Canada. The Company is also pursuing additional opportunities in the Canadian credit union marketplace by partnering with certain customers.

The global market for international retail production banking solutions, which encompasses the Emerging Banking Market, is so diverse and fragmented that reliable market figures are not available. However, The Tower Group, a leading financial industry research organization, estimated that, at any time, 950 bank production system selections are being contemplated within the international retail banking systems market, and it believes that number will increase about 6% per year as more banks in developing countries seek to modernize.

Direct Banking Market

The Company believes that the competitive challenges presented by the emergence of electronic commerce and the consumer demand for greater product and service flexibility threaten to fundamentally alter traditional retail banking practices in North America. The Company believes that this process will be further spurred as the speed and commercial use of the Internet increases with the development and deployment of higher bandwidth communication (the ability to transmit more information in a shorter time). Furthermore, expanded Internet access through a myriad of affordable devices (such as personal computers, Internet access terminals, televisions and personal digital assistants) will also contribute to greater use of the Internet. As a result, consumers will be more easily and effectively able to search for the most attractive financial products and services, thereby, reducing the relationship value provided by banks and further increasing the commodity nature of their products. The Company believes those consumers who are likely to utilize electronic commerce in this fashion comprise a significant percentage of a typical organization's highly profitable customers.

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

Within the global Direct Banking Market, the Company has been targeting financial institutions in the U.S. and Canada with assets of $4 billion or more. This targeted group includes the top 100 banks in the U.S. and the top 10 banks in Canada. In 1997, the Company had its first initial success with the licensing of PROFILE to ING DIRECT, a subsidiary of the $300 billion global bank ING Group. The Company quickly followed this success with the announcement of a global agreement with ING Group.

Top-Tier Banking Market

In 1997, the Company witnessed a considerable increase in activity among top-tier banks, (i.e., the 1,000 largest global and regional banks in the world), that are evaluating a replacement for their traditional legacy software environment. The Company believes that the systems architecture in most top-tier banks is significantly outdated. New market factors such as electronic commerce, banking channel proliferation and product commoditization are now requiring these banks to re-evaluate their technical infrastructure. The Company has worked toward positioning PROFILE as the best-in-class solution that will support a large bank's business with flexibility and economy, regardless of what strategic direction a bank may take, or how large its business might become. The Company believes it has the opportunity to become a leading replacement alternative in the Top-Tier Bank Market. In 1997, the Company penetrated this market by licensing PROFILE to two top-tier financial institutions, ING Group and Citibank Canada. ING Group is a $300 billion Deutsche financial services organization. The license to Citibank, the U.S. based $311 billion global bank, was for their Canadian retail operation.

The Sanchez Strategy

The Company believes its most promising opportunities for growth lie in increasing market share and broadening its scope of services in the Emerging Banking, Direct Banking and Top-Tier Banking Markets. The Company plans to pursue these objectives through the following strategic activities.

Increase Market Share in the Emerging Banking Market
The Company intends to expand its presence in the Emerging Banking Market, principally by increasing its marketing activities in Central Europe and continuing its marketing activities in the Asian-Pacific Rim. In addition, the Company, in concert with its Canadian Credit Union service bureau customers, plans to expand its presence among credit unions across Canada. The Company believes that the marketing efforts of the Company's strategic partners, such as Hewlett-Packard, IBM, Digital, Price Waterhouse and ELBA CSB S.A., will result in the generation of additional sales leads for the Company, including opportunities in Emerging Banking Markets not yet pursued directly by the Company.

Broaden the Scope of Services provided in the Emerging Banking Market
The Company believes that the reception its products and services have received in the Emerging Banking Market, particularly in Central Europe, provides the opportunity to expand the scope of services which the Company provides to organizations in this market, either directly or in conjunction with its third-party partners. Accordingly, the Company intends to market additional services and products to these organizations, including more expansive consulting services, credit bureau services and technology infrastructure planning. During 1997, the Company partnered with ComputerLand Poland. The Company and ComputerLand believe that by combining their complimentary skills and resources, they can jointly provide a higher level of service and support in the Polish banking market. Further, the Company believes this alliance will bring to the Polish market a unique mix of proven Western technology combined with established Polish banking expertise. In late 1997, the Company and ComputerLand entered into a joint venture and distribution agreement which resulted in the formation of ELBA CSB S.A.. This institution intends to develop a joint sales, marketing and service delivery strategy for the banking sector in Poland, which may be expanded to include other Central European countries.

Become a Significant Participant in the Direct Banking and Top-Tier Banking Markets

The Company intends to become a significant participant in the Direct Banking and Top-Tier Banking Markets by marketing its PROFILE family of products as a financial services organization's most appropriate response to the evolution in consumer banking spurred by the emergence of electronic commerce. The Company is positioning its PROFILE/Anyware product as part of a separate infrastructure focused specifically on direct banking channels, but also as a potential replacement for the existing production systems. The Company is establishing strategic relationships with partners whom it believes will together comprise a comprehensive banking solution. To this end, the Company is continuing to leverage its third-party relationships to engage in joint marketing and project implementation activities. In addition, the Company anticipates forming additional strategic alliances with other complementary service and application provider organizations.

As discussed above, a significant portion of the Company's growth strategy is dependent upon: a) its continued success in the Emerging Bank Market of Central Europe and b) acceptance of the Company's products and services in the more recently targeted Top-Tier Bank and Direct Bank markets. It is important to note that, the Top-Tier Bank Market is characterized by highly entrenched "legacy" systems which are frequently difficult to displace, and the Direct Bank Market is a newly developing market, whose ultimate size and growth rate is difficult to predict.

The Sanchez Solution

Sanchez's PROFILE product line addresses the needs of financial services organizations in all three of the Company's target markets. Sanchez believes that there is a trend toward globalization of banking practices which will create a convergence of requirements between all three target markets. The broad range of U.S. and Western banking functionality contained in the system enables financial services providers in the Emerging Banking Market to offer financial products and services previously unavailable to their customers. The multiple channel delivery architecture also provides these institutions with the infrastructure to support the rapidly evolving service expectations of their customer base. Using the same software application and technology, Sanchez enables organizations within the Direct Banking Market and Top-Tier Market to effectively respond to changes in consumer banking preferences brought on by the rapid increase in electronic commerce. In the Top-Tier Bank Market, the Company's PROFILE/Anyware product provides a single core processing system which can be utilized worldwide instead of supporting different systems in each marketplace. The underlying capability of the PROFILE product line to tailor products and services for individual bank customers and to deliver them over a wide variety of consumer interfaces creates the differentiation necessary for banks to compete in a modern marketplace.

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

Operational Benefits

-     Runs on multiple operating systems and multiple platforms (32 and 64 bit)

- Offers a solution to both start-ups and multi-million account institutions due to high degree of scalability

- Enables database archiving whichprovides permanent, low-cost, transparent transaction storage and on-line retrieval

- Runs over multiple protocols (TCP/IP, DecNet) on local area and wide area networks

Technical Benefits

- Contains a messaging architecture which provides for the rapid integration of existing and new delivery channels

- Features standard industry application interfaces (APIs) which support client/server model and cross application integration

- Features two-tier and three-tier client/server architecture which optimizes performance and workload distribution

- Contains a data dictionary and other meta-data elements, including forms, reports, documents, database triggers, procedures and interface definitions which are managed through a tool set that the Company has developed called DATA-QWIK, which enables the Company and its customers to rapidly modify and extend the base application

- Features an entity/relationship data model which can be projected over relational, key indexed and object database systems, insulating the application from the underlying database management system

The Company's success is heavily dependent upon the proprietary architecture and design of its PROFILE products which are protected by a combination of copyright and trademark laws, as well as various contractual provisions. Despite these efforts to protect its proprietary rights, there can be no assurances that the Company's means of protecting its proprietary rights will be adequate or that the Company's competition will not develop similar technology independently. Similarly, while the Company is not aware that any of its products infringe upon the proprietary rights of third-parties, there can be no assurances that third-parties do not claim such infringement.

The Sanchez Products

The PROFILE line of products is a comprehensive software solution that addresses the major operational requirements of commercial, retail, international and wholesale banking institutions. The PROFILE product line consists of the following three modules: (i) the PROFILE/Anyware core banking system, (ii) the PROFILE/FMS Financial Management System and (iii) PROFILE for Windows. While PROFILE/Anyware and PROFILE/FMS can operate independently, all three applications can also be integrated into a cohesive and powerful enterprise-wide banking solution. In general, while the most important features of PROFILE have been internally developed, the Company also relies on software provided by certain third parties for development languages, database environments and certain application modules for treasury and trade finance product offerings. The Company believes, however, that if such software were no longer available to the Company, it could obtain substitute software from other sources.

PROFILE/Anyware

PROFILE/Anyware is a client/server application comprised of a wide-area enterprise server and a local area, branch/department server. An integrated set of application code provides a full range of customer, deposit, lending, and branch functionality, which includes management reports, decision support functions, and data analysis functions. PROFILE/Anyware provides both on-line and batch interfaces to support a bank's transaction processing and inter/intra clearing requirements. A detailed description of certain other key features of PROFILE/Anyware follows:

Electronic Manufacturing. The architecture of PROFILE/Anyware was developed utilizing a product manufacturing paradigm. This is in contrast to most banking software in use today which was designed to automate accounting and transaction processing activities. The Company believes that this is a fundamental distinction. In a manufacturing environment, products are composed of subassemblies and components. PROFILE/Anyware contains thousands of individual software components that can be hierarchically assembled into subassemblies, products and product packages. The components are shared across traditional business lines and product boundaries within an institution. The electronic manufacturing paradigm is further enhanced by the unique ability of PROFILE/Anyware to assemble unique products for market segments as small as an individual customer, a concept referred to as "mass customization" within this "electronic factory", a financial services organization can provide the services of a value-added intermediary and package products and services that support the specific requirements of the individual. In a future release of PROFILE/Anyware, the Company plans to offer software that will allow consumers to access these capabilities through a self-directed origination component that will be integrated into their home banking application.

Customer Oriented. PROFILE/Anyware contains all customer records, loan and deposit account records and transactions in an integrated database. Different customer types can be defined by the institution, and specific data can be captured and maintained for each customer type. Customer demographics, interest yields, profitability and transaction activity are available real-time for inquiry or analysis. This data can be used to provide service-use-incentives, bundled product packages and integrated reporting. The system provides the ability to "drill down" from summary data to individual account activity, to the source document images that support customer transactions. Customers can be linked to each other to create affinity groups or other meaningful market segments.

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

Open Architecture, Channel Independent, and Scalable. PROFILE/Anyware is a client-server based application that supports a variety of industry standard application interfaces (APIs) and message protocols. The supported APIs currently include DLL, DDE, HTML, SQL and ODBC. The system can operate as either a database server (two-tier) or application server (three-tier), or both, depending on the client application requirements. PROFILE for Windows utilizes both models to operate efficiently and reliably over a wide area network. The standard APIs allow PROFILE/Anyware to function as a server for best-in-class client and desktop applications.

PROFILE/Anyware is a message-based application which allows it to be interfaced to a wide variety of interface devices including traditional branches, ATM networks, POS networks, kiosk devices, home banking applications on dedicated networks and the Internet, and mobile computing devices.

PROFILE/Anyware currently runs on IBM's AIX platform, Hewlett-Packard's HP-UX platform and Digital's UNIX/RISC platform, as well as Digital Open VMS. The Company believes that these platforms provide the best price/performance ratios available for commercial applications and are more scalable than current Intel based platforms. PROFILE/Anyware has been installed and operated in institutions ranging in size from startup banks with no initial customers to universal regional banks with hundreds of branches and over 1.5 million accounts. It has also been installed in service bureaus operating centrally for many institutions. The Company believes that the ability to process very large databases (50 million accounts and ten million transactions per day) and the ability to operate on a 24-hour, seven days per week basis in real-time mode is a requirement for its target markets and it is currently developing technology that it believes can support these requirements.

On-line, Real-time, Continuous Availability. PROFILE/Anyware accepts on-line and batch transactions from a variety of transaction sources and processes them in real-time, ensuring the most up-to-the minute database state. Inquiries from any client device can access the system on-line and retrieve the current status of the database. Currently, the system accepts financial transactions 24-hours a day. The Company is enhancing its software to accept non-financial activity, such as account origination and maintenance, 24-hours a day as well. The Company believes that this real-time capability will become a requirement for direct banking applications.

International Functionality. PROFILE/Anyware is currently operating or being installed in 11 countries and in six languages. It is a full multi-currency system that denominates products and accounts in their base currency. It supports and balances multiple cash currencies and provides exchange and revaluation functions. The system contains the product components that support the combined requirements of North American and international financial institutions. The system also supports both the U.S. style payment system (ACH and checks) and the European style electronic payment system (payment/collection/standing orders, GIRO and SWIFT). The Company believes that the requirements of its target markets will ultimately converge and that the qualities of North American retail products and European payment systems will be integrated into the other market.

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

PROFILE FOR WINDOWS

PROFILE for Windows is a graphical client for the PROFILE/Anyware enterprise server with a centralized database. This product operates in a multi-branch, multi-user client/server environment. The application provides banking functionality under a graphical user interface, simplifying customer use and navigation and providing enhanced customization and support of new product features. PROFILE for Windows includes customer, teller and branch management utilities.

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

Historically, the Company has contracted for project services on a fixed price, fixed scope basis. During 1997, the Company increasingly contracted for project services on a time and material basis, at times in conjunction with its third-party partners. The Company anticipates that this trend will continue in 1998 and beyond, with an increased emphasis of delivery of such services through third-party partners.

Maintenance and Support Services
Currently, the major portion of the Company's delivery of worldwide customer service and support is handled by a group in its headquarters in Malvern. This group is responsible for help desk, research and product quality assurance. A response team made up of research, quality assurance and programming personnel is assigned when maintenance issues are identified. This team works together to ensure that the customer issue is understood and dispatched accordingly. All issues are tracked and measured and daily and weekly reports are generated for management review and action.

The Company believes that service response considerations play a major role in an institution's selection of banking software products. To respond to this need, the Company is continuing to enhance its ability to deliver localized customer support and installation capability worldwide, either directly or through third-party partners. Currently, the Company provides direct customer service and application support from its offices in Lisbon and Prague, and is in the process of staffing its new office in Warsaw to provide similar services. At this time, the Jakarta and Chester, U.K. offices are used for sales support and they may, in the future, house application support capabilities if new business dictates.

Sales and Marketing

Enhanced Direct Sales and Marketing Activities
The Company has a worldwide direct sales and sales support force of approximately 15 people. The Company is actively recruiting additional resources to increase its existing direct sales capacity, both domestically and internationally.

The Company began developing a comprehensive marketing campaign in late 1997 in an effort to increase recognition of the corporate brand in North America and Europe. This campaign is an extension of the successful 1996 campaign that introduced PROFILE to the North American marketplace. This new campaign is to be launched in early 1998. The program includes a combination of print advertising, public relations, partnering programs, white papers, and an informative home page on the World Wide Web. Throughout 1996 and 1997, the trade media responded with coverage of the Company and its products, including a number of lead articles. The Company's executives also participated in speaking engagements at industry trade shows and universities both in the U.S. and abroad. The Company intends to continue to expand its marketing efforts to build a corporate and product brand that is recognized throughout the industry.

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

The Company is currently engaged in joint marketing and engineering activities with its hardware alliance partners and has, to date, submitted joint proposals with Hewlett-Packard, Digital and IBM. The Company believes that the strategic alliance that it entered into with IBM in 1996 will significantly enhance its competitiveness in the Direct Banking and Top-Tier Banking Markets where IBM is the current dominant hardware vendor. The Company also believes that the recent strategic alliances with both IBM and Hewlett-Packard will increase its competitiveness in all markets and will result in greater lead generation.

In 1995, the Company entered into an agreement with Oracle, the leading relational database vendor in the world. The two companies are involved in joint marketing activities. The Company currently offers PROFILE for Windows on the Oracle database and plans to offer all of its PROFILE products on the Oracle database in 1999. In the future, the Company plans to offer its PROFILE products on other commercial relational database products as well.

The Company's strategic alliance with Price Waterhouse expanded significantly in 1997. The alliance continues to increase worldwide PROFILE delivery capacity and joint sales and marketing activities have increased the Company's exposure around the world, allowing the Company to build upon the successes already attained with PROFILE in the Company's target markets. In addition, the Company anticipates forming alliances with other complementary service organizations in the areas of third-party applications and systems integration. The Company anticipates that its alliance program will continue to enhance its brand recognition and increase market share in all target markets.

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

In the Direct Banking Market, the Company may charge an ongoing monthly fee which will cover licensing and support for PROFILE/Anyware based on use, specifically the number of customer accounts processed, although the Company in the future may employ other pricing models in response to market conditions.

In any given year, the Company typically has three to four customers who each account for in excess of 10% of its total annual revenues. The inability of the Company from year to year to obtain such large installation engagements could have a material adverse effect on the Company's operating results.

Product Development

The Company believes that it must constantly evolve and enhance both the functional scope and technical foundation of its products to remain competitive. In order to accomplish this, the Company has historically incurred significant expenses related to development activities and may increase this investment in the future. Total development expenses for 1997, 1996 and 1995 were $7.0 million, $4.4 million and $3.8 million, respectively. In addition to its internal investment, the Company has obtained funding from its customers and partners for numerous projects, including the development of European payment system and SWIFT enhancements, Treasury integration, UNIX ports and product internationalization. This revenue is reflected in product enhancement fees. Normally, customer or partner funding is provided in exchange for a commitment by the Company to provide product enhancements, to support and maintain the software, or to design the software to the client's needs. In certain cases, however, royalty agreements have been negotiated with its customers or partners whereby the Company pays them royalties based on the revenues received by the Company from the licensing of specific software products to end users. These royalty agreements ordinarily expire after a period of years and the Company is thereafter free to license the products to end users without having to pay any additional royalties.

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

Complex software products such as those offered by the Company can contain undetected errors or performance problems, particularly when first introduced or when new versions are released. The Company's products have, from time to time, contained software errors that were discovered after commercial introduction. There can be no assurance that performance problems or errors will not be discovered in the Company's products in the future.

Employees

As of February 28, 1998, the Company had 241 full-time employees, 106 of whom were engaged in product development (including 32 of whom were employed in technology development), 26 of whom were engaged in sales and marketing, 22 of whom were engaged in finance and administration and 87 of whom were engaged in operations/client services. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

The Company believes that its continued success will depend, to a significant extent, upon the efforts and abilities of its senior management, in particular the Company's Chairman and its Chief Operating Officer. Further, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. Competition for technical personnel is especially intense, and could potentially constrain the Company's growth rate.

In addition to full-time employees, the Company has historically utilized the services of various independent contractors, primarily for overseas implementation projects and certain product development.

Competition

Financial institutions have two fundamental alternatives for obtaining data processing capabilities: (i) in-house applications, either those that are developed internally or those that are purchased from third party vendors and
(ii) outsourcing, either as a part of a total outsourcing solution or where a third party acts as a service bureau. Until the introduction of client/server technology, the only in-house processing systems offered were systems running on mainframe or minicomputer hardware. In the U.S. market, client/server application software has only recently been made available to banks, but it is gaining market acceptance and market share. In the international market, there are a number of client/server alternatives available, as well as traditional mainframe and mini-computer based systems.

The Company's major competitors in all target markets are generally larger in size and resources. Each competitor has a specific strategy, no particular niche in the market and most are currently in a growth by acquisition and a defensive marketing strategy. There is only one clear U.S. market leader, and all major competitors tend to promote the fact that they are large in both technology/professional resources and established clientele base. The Company is well positioned to take advantage of this situation by positioning PROFILE as a unique solution with an architecture unlike any in the industry. The Company's primary competitors in the Top-Tier and Direct Bank Markets have been ALLTEL, Fiserv, M&I and Hogan. In the Emerging Banking market competitors have been ALLTEL, Fiserv, Anderson Consulting, Baton Rouge International and Kindel. In addition, there are several UNIX based vendors which in the future could become primary competitors as well as a number of local software organizations. In Canada, the Company is replacing technology provided primarily by CDSL. This technology has, in certain instances, been used by the credit unions for over twenty years.

The Company believes that the principal competitive factors in the Emerging Bank Market include the ability to: (i) demonstrate robust retail and international banking functionality, including multi-currency and multi-language processing, support of local regulations, and support of local payment systems, (ii) operate on UNIX platforms, (iii) service a high volume of accounts and branches, (iv) demonstrate a proven track record of successful implementations, (v) develop local presence directly or through partnerships and (vi) demonstrate the ability to process the new European Monetary Unit.

The Company believes that the principal competitive factors in the Direct Banking Market include the ability to: (i) position direct banking as a market segmentation strategy versus a delivery channel, (ii) reach decision makers of financial institutions in the U.S. and Canada with assets in excess of $4 billion, (iii) connect PROFILE/Anyware to a wide variety of payment (e.g., Check Free and Visa), middleware (e.g., Security First Technologies and Edify) and client systems (e.g., Netscape and Intuit) and (iv) establish alliances and partnerships with the above named vendors.

In the Top-Tier Bank Market segment, the Company believes that the principal competitive factors are the ability to: (i) demonstrate robust retail and international banking functionality, (ii) operate on UNIX platforms, (iii) service a high volume of accounts and branches, (iv) partner with a wide variety of payment, middleware and client system vendors, (v) demonstrate a proven track record of successful implementations and (vi) reach decision makers of the top 1,000 banks in the world.

The Company believes that none of its current competitors offer application software that provides the level of product manufacturing flexibility and international scope of functionality that is featured in the Company's system. The Company, however, expects additional competition from other established and emerging companies as the client/server market continues to develop and expand. In addition, competition could increase as a result of software industry consolidations.

As mentioned above, many of the Company's competitors have longer operating histories and greater competitive resources than the Company. These resources may provide them with an advantage in terms of adapting to industry changes and emerging technologies. Further, the client/server software market is characterized by rapid technological change and frequent new product introductions. New technologies and emerging industry standards can render existing products and services obsolete in a very short period of time. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and emerging industry standards, while addressing the increasingly sophisticated needs of its customers.

Backlog

The Company's backlog at December 31, 1997 amounted to $34.7 million. The components of the backlog were $12.4 million for software license, product enhancement and implementation and consulting revenues and $22.3 million for maintenance and support. The Company anticipates recognizing approximately $15.5 million of this backlog in the year 1998. At December 31, 1996, the Company's backlog amounted to $19.8 million, consisting of $8.1 million for software license, product enhancement and implementation and consulting revenues and $11.7 million for maintenance and support.

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

ODBC Open Database Connectivity. The Microsoft-Registered Trademark- standard that provides a database independent mechanism through which a Windows or Windows NT-TM- application can query and update data in a variety of relational database management systems. The ODBC API (Application Programming Instruction), for example, allows a single Windows application to access Oracle, Sybase and other databases.

Open Systems                   System design that allows users to take advantage
Architecture                   of applications from multiple vendors by
                               permitting open access to all internal components and by supporting a wide variety of standards, operating environments and connectivity methodologies.

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

Item 2.    Properties.

The Company's headquarters and principal administrative, sales and marketing, and application development operations are located in approximately 46,000 square feet of leased space in Malvern, Pennsylvania. These leases expire in 2003. The Company also leases office space in Warsaw, Poland; Prague, Czech Republic; Lisbon, Portugal; Chester, U.K. and Jakarta, Indonesia. The Company anticipates that additional space will be required as the business expands and believes that it will be able to obtain suitable space as needed.

Item 3.    Legal Proceedings.

In the opinion of management, there are no claims or actions against the Company the ultimate disposition of which will have a material adverse effect on the Company's results of operations or consolidated financial position.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

Item 4A.   Executive Officers of the Registrant.

The executive officers of the Company are as follows:


--------------------------------------------------------------------------------
 Name                      Age   Position
--------------------------------------------------------------------------------
 Michael A. Sanchez......   40   Chairman of the Board of Directors

 Frank R. Sanchez........   41   President, Chief Operating Officer and Director

 Ronald J. Zlatoper......   56   Chief Executive Officer and Director

 Joseph F. Waterman......   46   Senior Vice President, Treasurer and Chief
                                 Financial Officer

 Stewart A. Jack.........   50   Managing Director of European Operations

 Richard H. Jefferson....   41   Managing Director, Asian-Pacific Rim

 Deborah C. Kovacs.......   35   Senior Vice President - Product Management

 Thomas F. McAllister....   50   Senior Vice President - Client Services

 Dan S. Russell..........   47   Senior Vice President - Technology Development

 Daniel W. Sollis........   39   Senior Vice President - Sales

 John H. Teaford.........   50   Senior Vice President - Strategic Alliances

 Michael L. Turner.......   44   Senior Vice President - Business Development


Michael A. Sanchez founded the Company in 1979 and has been its Chairman since its inception. He also served as Chief Executive Officer from inception until April 1997. In addition to providing strategic direction for the Company, Mr. Sanchez is currently responsible for overseeing Sanchez's marketing activities. Mr. Sanchez has over 18 years' experience in financial services organization data processing systems. Mr. Sanchez is the brother of Frank R. Sanchez, the Company's President and Chief Operating Officer.

Frank R. Sanchez has been the President and Chief Operating Officer of the Company since 1994 and a Director of the Company since his employment with the Company began in 1980. In his capacity as Chief Operating Officer, Mr. Sanchez is responsible for the sales and technology development functions of the Company. He was the principal architect of the PROFILE integrated banking system and continues to be responsible for developing the Company's product and technical strategy. From 1980 until 1994, Mr. Sanchez was the Executive Vice President in charge of Technology and Product Development. Mr. Sanchez is the brother of Michael A. Sanchez, the Company's Chairman.

Ronald J. "Zap" Zlatoper has been the Chief Executive Officer since joining the Company in April 1997. Mr. Zlatoper oversees the areas of finance, product management, client services and administration. Prior to joining the Company, Mr. Zlatopher retired from the U. S. Navy in November 1996 as a four-star admiral after 33 years of service. He served as Commander in Chief of the U.S. Pacific Fleet from 1994 until his retirement. From 1991 to 1994, he served as Chief of Naval Personnel and Deputy Chief of Naval Operations for Manpower and Personnel.

Joseph F. Waterman has been a Vice President and the Chief Financial Officer of the Company since he joined the Company in August 1992. Mr. Waterman is generally responsible for the Company's financial, legal, human resources and management information system areas. Prior to joining the Company, Mr. Waterman was employed by Safeguard Scientifics, Inc. ("Safeguard") and/or certain of its partnership companies for 13 years. In particular, from 1990 to 1992, Mr. Waterman served as Vice President of Finance of Computer Factory (an organization that had been acquired by CompuCom Systems, Inc. ("CompuCom")) and from 1987 to 1988, Mr. Waterman served as the Chief Financial Officer of CompuCom.

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

Deborah C. Kovacs has been employed by the Company since 1988 and has been the Senior Vice President of Product Management since August 1994. Ms. Kovacs, who has over 10 years of experience in the design, development and implementation of banking and trust systems, is responsible for functional enhancements to the PROFILE product line. Upon her employment with the Company, Ms. Kovacs served as a Product Analyst until 1992 when she was promoted to Product Manager for the European Banking System. Prior to joining the Company, from 1985 to 1988, Ms. Kovacs was employed by Premier Systems, Inc., a developer of trust and investment software and a Safeguard partnership company, as Manager of the Application Team and Technical Consultant where she was responsible for implementing scheduled system enhancements.

Thomas F. McAllister has been the Senior Vice President-Client Services since joining the Company in August 1994. In this position he is responsible for the Company's client management activities, including support, implementation and training services. Prior to joining the Company, from 1987 to 1994, Mr. McAllister was the Principal of Thomas F. McAllister and Associates where he provided expertise in the areas of general operations, information technology management, TQM and strategic and tactical planning. Mr. McAllister has over 27 years of banking industry experience, which included service as Senior Vice President of Operations and MIS for First New Hampshire Banks.

Dan S. Russell has been employed by Sanchez since 1985 and has been the Senior Vice President of Technical Development since 1994. Mr. Russell, who has over 25 years of industry experience, is generally responsible for all technology-based development and the underlying architecture of the PROFILE product line. When Mr. Russell joined the Company in 1985, he served as the Manager of Development and was promoted to Vice President of Development in 1987 where he was responsible for both product and technology development. Mr. Russell remained in the latter position until his promotion to Senior Vice President in 1994.

Daniel W. Sollis has been employed by the Company since April 1996, serving as Senior Vice President of Sales since November 1997. Mr. Sollis, who began his career with the Company as vice president of North American sales, now oversees worldwide sales activities and business development. Prior to working at the Company, Mr. Sollis spent 16 years with Digital Equipment Corporation, beginning as a sales representative and concluding his tenure there as general manager of financial service industry business in Canada.

John H. Teaford has been Senior Vice President of Strategic Alliances with the Company since February 1998. Mr. Teaford's responsibilities include researching and establishing third-party partnerships, joint ventures and other business opportunities worldwide. From 1985 until February 1998, Mr. Teaford periodically worked in a consultant capacity with the Company. During that period, he was President of J.H. Teaford and Company, a financial advisory, marketing and management consulting company. Prior to that, Mr. Teaford served as President, Chief Operating Officer and Director of Aloette Cosmetics, Inc., a franchiser, manufacturer, marketer and distributor of cosmetics and skin care products. Mr. Teaford also has extensive experience in sales, marketing, financial services, technology and manufacturing industries, both domestically and internationally.

Michael L. Turner joined the Company in August 1991. He has served as Senior Vice President of Business Development since 1994. He is responsible for managing account relationships with Global Customers. From August 1991 to 1994, Mr. Turner served as Vice President Services. Prior to joining the Company, Mr. Turner held various senior management positions in various information technology services businesses, including Vice President for Finance and Operations of GDK Systems, Vice President, Business Management at SEI, Inc. and as a Senior Manager with Andersen Consulting.

                                     PART II

Item 5.   Market For Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock has been listed on the National Market System of Nasdaq under the symbol "SCAI" since it began trading on November 14, 1996. The following table sets forth, on a per share basis for the periods shown, the range of high and low sales prices of the Company's Common Stock as reported by Nasdaq.


                                       High                        Low
                                   ---------                   ---------
 Fiscal Year 1996:
    Fourth quarter                 $      22                   $   6 5/8
 Fiscal Year 1997:
    First quarter                      9 5/8                      3 9/16
    Second quarter                    10 3/8                           5
    Third quarter                     19 1/4                       9 1/8
    Fourth quarter                    29 7/8                      14 1/2


As of March 20, 1998, the Company had outstanding 11,244,041 shares of Common Stock held by approximately 8,600 shareholders including beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

The Company made its initial public offering through a registration statement on Form S-1 (File #333-12863) which was declared effective on November 13, 1996. The net offering proceeds to the Company from the offering amounted to $11,752,265 after deducting expenses. From the effective date of the registration through December 31, 1997, the Company has utilized the net offering proceeds for the following purposes:


       Purchases of equipment and leasehold improvements   $      1,306,000
       Product development                                        7,017,434
       Sales and marketing                                        3,428,831
                                                         ----------------------

       Total expenditures                                  $     11,752,265

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


                                               1997               1996           1995            1994               1993
                                             --------------     ----------     ------------    ---------------    ----------
In thousands, except per share data


Statement of Operations Data:
Revenues................................     $  28,302       $   17,715       $   16,842       $   15,516       $     11,317
Income before income taxes..............         5,004            1,540            2,709            2,080                518
Net income..............................         3,453            1,075            1,587            3,038                463
Basic earnings per share................     $     .32       $      .13       $      .19       $      .39       $        .06
Diluted earnings per share..............     $     .29       $      .12       $      .17       $      .33       $        .05
Weighted average common shares outstanding
                                                10,951            8,489            8,279            7,846              7,846
Weighted average common and dilutive
   shares outstanding...................        11,883            9,300            9,588            9,284              9,068

Balance Sheet Data:
Cash and cash equivalents...............     $  12,799       $   15,446        $   5,546       $    2,656       $        365
Working capital.........................        20,601           19,321            4,902            2,318               (320)
Total assets............................        33,046           28,168           12,265            8,530              3,593
Long-term debt, including current portion
                                                   524              442              341              242                174
Total shareholders' equity..............        23,200           18,910            5,605            3,785                747

Other Operating Data:
Backlog:
License and services....................     $  12,402       $    8,093       $    5,816       $    9,438       $      1,576
Maintenance.............................        22,300           11,704           11,809           10,284              5,484
                                             -----------     ------------     -------------    -------------    ---------------
Total backlog...........................     $  34,702       $   19,797       $   17,625       $   19,722       $      7,060

Revenue per full time equivalent employee
                                             $     139       $      123       $      114       $      121       $         91

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

Overview

The Company designs, develops, markets, implements and supports comprehensive banking software, called PROFILE, for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of three integrated modules which operate on open, client/server platforms. The primary module, called PROFILE/Anyware, is a multi-currency transaction processing system which supports deposit, loan, customer and bank management requirements through multiple distribution channels, including the Internet. The other modules are PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system and PROFILE for Windows ("PFW"), a graphical user interface for PROFILE/Anyware. The PROFILE system is currently licensed to 31 clients in 11 countries serving in excess of 350 financial institutions.

The Company derives its revenues from license fees, recurring maintenance fees and professional services fees related to its software products. License and service fees are paid in stages upon the completion by the Company of certain defined deliverables. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method. Typically, the client implementation projects to which these fees relate have a 10 to 15-month duration. Recurring maintenance fees are normally billed annually in advance and recognized into revenue ratably over the period covered.

The Company posted the strongest operating results in its history for the year ended December 31, 1997. During 1997, 10 contracts, valued at more than $40 million, were executed with banking organizations in seven countries. Revenues for 1997 increased by 60% to $28.3 million compared to $17.7 million in 1996, reflecting increased demand for the Company's products and services, particularly in the United States and Canada. Net income for the year ended December 31, 1997, increased to $3.5 million, or $.29 per diluted share, compared to $1.1 million, or $.12 per diluted share, in 1996, an increase of 142% in earnings per share.

The Company's backlog at December 31, 1997 amounted to $34.7 million. The components of the backlog were $12.4 million for software license, product enhancement and implementation and consulting revenues and $22.3 million for maintenance and support. The Company anticipates recognizing approximately $15.5 million of this backlog in 1998. At December 31, 1996, the Company's backlog amounted to $19.8 million, consisting of $8.1 million for software license, product enhancement and implementation and consulting revenues and $11.7 million for maintenance and support.

Historically, the Company's revenues were dependent upon opportunities developed by its first hardware manufacturing partner, Digital, and by the Company 's direct marketing efforts. Since the beginning of 1995, the Company has established marketing agreements with IBM, Hewlett-Packard, Oracle, Price Waterhouse and most recently, via a joint venture agreement, with ELBA CSB S.A., Poland's largest bank technology services firm. Although substantially all of the Company's revenues prior to 1997 have been generated in conjunction with systems running on Digital platforms, the Company completed its first project on an IBM platform in 1997, and also expects to complete its first installation on a Hewlett-Packard platform during 1998. The Company intends to continue to work with all of its various partners to identify future opportunities. In addition, the Company has been investing additional resources to enhance its own direct sales and marketing efforts.

The Company made a strategic decision in early 1996 to increase its investment in technology and product development, in particular as it relates to PROFILE/Anyware, as well as certain other projects such as the development of its PFW graphical user interface client and the completion of the adaptation, or "porting," of the Company's software to operate on different hardware platforms. As a direct result of these investments, the Company currently has two clients in "live" operation on UNIX platforms (one IBM-based, the other Digital-based), and is actively working toward an initial conversion for its first PFW client in 1998. The Company has continued increasing its investment in these areas and, as indicated below, product development expenditures increased significantly on a dollar basis in both 1997 and 1996.

Further, the Company continues to increase its investment in sales and marketing activities. In addition to its continuing efforts in the Emerging Bank Market, Direct Bank Market, and Canadian Credit Union Market, the Company initiated certain sales and marketing efforts (during 1997) geared toward the Top-Tier Banking Market, (defined as the 1,000 largest global and regional banks in the world). The Company has concluded that the flexible and integrated architecture of its PROFILE/Anyware product makes it an excellent fit for international financial institutions seeking a single core processing system which can be utilized worldwide vs. supporting different systems in each marketplace. Also, the market for Direct Bank products is frequently a sub-component of the larger Top-Tier Bank Market.

The Company believes that its business is generally not seasonal; however, the Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue and earnings patterns. This variability is typically driven by significant events which directly impact the recognition of project-related revenues. Examples of such events include the timing of new business contract closings and the initiation of license and service fee revenue recognition, "one-time" payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users), and completion of a significant implementation project roll out and the related revenue recognition. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the project, length of contract negotiations and general economic conditions in a particular sales prospect's country of origin. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter.

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. Accordingly, the Company has been actively evaluating the impact of the Year 2000 on both its PROFILE product line as well as its internal systems and hardware. Relative to the PROFILE product line, all versions of PROFILE sold and installed since late 1996 are believed to be Year 2000 compliant. Further, due to system retrofits performed for the Company's Canadian credit union clients during 1997 and early 1998, the Company believes that these systems are also Year 2000 compliant. The cost to the Company of the Canadian version retrofits was approximately $200,000. All other clients using software installed prior to late 1996 are entitled to receive upgraded Year 2000 compliant software as part of their software support agreements with the Company, and they have been encouraged to upgrade. To the extent the Company gets directly involved in any such upgrade process, the client pays for professional services and expenses. Further, the Company believes that its recently acquired Greystone-M database product (see notes to the consolidated financial statements) is fully Year 2000 compliant. Accordingly, the Company believes it will not be materially impacted by the Year 2000 situation relative to any of its product offerings.

As to its own internal software systems and hardware, the Company has identified and reviewed all key areas, and has concluded that there is no significant exposure to the Year 2000 issue. The cost of upgrading or replacing certain non-compliant hardware and software is estimated to be less than $100,000.

The Company's forward-looking statements about its revenues, earnings and business development have been derived from its operating budgets and forecasts, which are based upon detailed assumptions about many important factors. Several important factors may cause the Company's actual results to differ materially from those contemplated by any forward-looking statements made by the Company. These factors include the course of business in the financial services industry, competition among software companies serving that industry, the Company's management of the long sales cycle for its products, the timing of new contract closings and other significant events of revenue recognition affecting the Company's quarterly results, the development of the Direct, Emerging and Top-Tier Banking Markets and market acceptance of the Company's products within these markets and the Company's ability to continue to improve its products.

Results of Operations

The following table sets forth for the periods indicated selected statement of operations data:


                                                      ----------------------------------------------------------------------
                                                                               Year Ended December 31,
                                                      ----------------------------------------------------------------------
Dollars in thousands                                         1997                    1996                     1995

Revenues
   Software license fees..........................       $   13,999              $    7,793               $    6,532
   Product enhancement fees.......................            1,478                     868                    1,797
   Implementation and consulting services.........            7,701                   4,762                    4,496
   Software maintenance fees......................            5,124                   4,292                    4,017
                                                      -----------------       ---------------------    ---------------------
      Total revenues..............................       $   28,302              $   17,715               $   16,842
                                                      =================       =====================    =====================

Percentage Relationship to Total Revenues
Revenues
   Software license fees..........................             49.5%                   44.0%                   38.8%
   Product enhancement fees.......................              5.2                     4.9                    10.7
   Implementation and consulting services.........             27.2                    26.9                    26.7
   Software maintenance fees......................             18.1                    24.2                    23.8
                                                      -----------------       ---------------------    ---------------------
      Total revenues..............................            100.0                   100.0                   100.0

Operating expenses
   Product development............................             24.8                    25.1                    22.8
   Product support................................             10.8                    12.1                    11.7
   Implementation and consulting..................             19.5                    17.2                    18.9
   Sales and marketing............................             14.2                    17.4                    12.4
   Royalties and sublicense fees..................              4.9                    12.7                     7.9
   General and administrative.....................             11.2                     8.6                    10.8
                                                      -----------------       ---------------------    ---------------------
      Total operating expenses....................             85.4                    93.1                    84.5

Income from operations............................             14.6                     6.9                    15.5
Interest income, net..............................              3.1                     1.8                      .6
                                                      -----------------       ---------------------    ---------------------
Income before income taxes........................             17.7                     8.7                    16.1
Income tax provision..............................              5.5                     2.6                     6.7
                                                      -----------------       ---------------------    ---------------------
Net income........................................             12.2%                    6.1%                    9.4%
                                                      =================       =====================    =====================

1997 Compared to 1996

Revenues. The Company's revenues increased by $10.6 million, or 59.8%, to $28.3 million in 1997, as each revenue category improved over 1996. Software license fees increased by $6.2 million, or 79.6%, primarily due to new contracts closed during the year in the Canadian and U.S. markets. Implementation and consulting service fees increased by $2.9 million, or 61.7%, in 1997 over 1996, with most of the growth being derived from implementation projects in Canada, the United States and Asia. Product enhancement fees increased by $610,000, or 70.3%, over 1996 levels due to funded enhancement work associated with the Company's entry into certain new geographic markets. Software maintenance fees increased by $832,000, or 19.4%, over 1996 levels, primarily due to the larger installed client base in 1997.

Product development. The Company's product development is primarily internally funded. The Company, however, periodically is able to obtain partial funding for certain development from its partners or clients. Such fees are included in product enhancement fee revenues. Product development expenses increased by $2.6 million, or 57.8%, in 1997, due to the ongoing impact of the Company's strategic decision to increase investment in development for various technology projects, including the porting of its software to additional platforms and enhancements to PROFILE/Anyware. In particular, there were significant staffing additions in this area throughout 1997, as well as an increase in utilization of third-party programming resources relative to 1996 levels.

Product support. Product support expenses increased by $908,000, or 42.3%, in the year ended December 31, 1997, primarily due to substantial increases in staffing levels in 1997 required to support the larger converted client base, as well as the impact of having a full year of expenses for the Prague, Czech Republic support office, which was opened during 1996.

Implementation and consulting. Implementation and consulting expenses increased by $2.5 million, or 81.3%, in the year ended December 31, 1997, primarily due to a corresponding increase in implementation and consulting revenues of $2.9 million (a 61.7% increase relative to the 1996 year). The primary components of this cost increase were the increased utilization of third-party consultants and subcontractors required to support the increased revenue levels, increased internal staffing and related overhead, and certain non-reimbursable project travel costs. The gross margin relative to associated revenues decreased in 1997 to 28.3% from 36.1% in 1996, due primarily to more extensive utilization of more costly third-party resources as well as higher costs with respect to two fixed-fee client implementation projects.

Sales and marketing. Sales and marketing expenses increased by $948,000, or 30.7%, in the 1997 year, as the Company continued to increase its direct coverage in this area, primarily via staffing increases in selected foreign market locations. In conjunction with the increased 1997 staffing and revenue levels, both travel and commission expense increased significantly in 1997 relative to 1996 levels. Although the Company will continue to encourage sales prospects generated through its various third-party partners, management also believes it is important for the Company to continue to increase its own direct sales efforts.

Royalties and sublicense fees. The Company is obligated to pay royalties based on the collection of certain license fees. These obligations have varying terms. The Company is also obligated to pay sublicense and maintenance fees to certain third-party licensors, primarily related to treasury and trade finance product offerings and also for the M programming language and database. These amounts will vary depending upon the applicable revenue components subject to such fees. For the year ended December 31, 1997, this expense category declined by $866,000, or 38.4%, relative to the 1996 level. The primary reason for this decline is a $735,000 decrease in royalty expense in the 1997 period, attributable to a lower level of license fees subject to royalty payment.

General and administrative. These expenses increased during the year ended December 31, 1997 by $1.6 million, or 107.5%, due primarily to a $500,000 bad debt allowance which was established during the fourth quarter. This reserve is required primarily due to an implementation contract in the Asian marketplace which has been suspended pending the resolution of the financial and currency crisis in that region. Absent the impact of this reserve, general and administrative expenses would have increased by $1.1 million, or 74.8%, relative to 1996 levels. The $1.1 million increase is attributable to a number of factors which include additional expenses related to being a public company, as well as increased costs related to the growth of the business including increased staffing, increased costs related to employee recruitment and training costs for certain third-party partners.

Interest income, net. Interest income, net, increased by $552,000 in 1997 due to income earned on higher invested cash balances, primarily attributable to the $11.8 million of net proceeds generated by the Company's initial public offering in December 1996.

Income tax provision. Taxes in 1997 were 31% of income before income taxes, as compared to 30.2% in 1996. During 1997, the Company's tax rate was lower than the statutory rate of 34%, primarily due to the utilization of its foreign sales corporation.

1996 Compared to 1995

Revenues. Revenues increased $873,000, or 5.2%, in 1996 primarily due to an increase in software license fees of $1.3 million. The most significant contributors to this increase were two major implementation projects underway in the Polish marketplace, along with a license fee expansion earned from one of the Company's key European customers. Partially offsetting this increase was a $929,000 decline in product enhancement fees, due primarily to a higher level of third-party funded technology development in 1995. Implementation and consulting services fees increased by 5.9% in 1996, and software maintenance fees increased by 6.8%, despite the inclusion in 1995 of a one-time settlement payment resulting from the termination of a client software maintenance contract. Adjusting for the effect of this one-time item, software maintenance fees would have increased 15.5% in 1996 relative to 1995, with most of the increase being derived from clients in the Central European region.

Product development. Product development expenses increased $599,000, or 15.6%, in 1996, due to the strategic decision to increase investment in development for various technology projects. Additionally, capitalized software development costs increased by $346,000 in 1996, due primarily to capitalization of costs related to the PFW project.

Product Support. Product support expenses increased by $174,000, or 0.9%, in the year ended December 31, 1996, primarily due to incremental costs related to the Company's establishment of a European support office in 1996.

Implementation and consulting. Implementation and consulting expenses declined $132,000, or 4.2%, in the year ended December 31, 1996, despite a $266,000 increase in related revenues. The gross margin relative to related revenues increased in 1996 to 36.1% from 29.4% in 1995, due to a lower utilization of more expensive third-party consultants to deliver a portion of the services in 1996.

Sales and marketing. Sales and marketing expenses increased by $1 million, or 48.3%, in the 1996 period, due to the Company's continuing increased investment in this area during the year. Additionally, sales and marketing expenses increased due to the promotional and advertising campaign related to PROFILE/Anyware. As a result, sales and marketing expenses as a percent of revenues increased to 17.4% from 12.4% in 1995.

Royalties and sublicense fees. For the year ended December 31,1996, this expense category increased $924,000, primarily due to an increase of $587,000 in third-party license fees due to higher third-party license revenues.

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

Interest income (expense) net. Interest income, net, increased $231,000, due to income earned on higher invested cash balances.

Income tax provision (benefit). Taxes in 1996 were 30.2% of income before income taxes, as compared to 41.4% in 1995. This reduced effective rate is primarily the result of certain state net operating loss carryforwards as well as foreign tax credits.

Liquidity and Capital Resources

Cash and cash equivalents were $12.8 million at December 31, 1997. Operations used $286,000 in cash flows in 1997 and $1.3 million in 1996, and generated $3.2 million in cash flows in 1995. The Company primarily funded its uses of cash in 1997 and 1996 from the $11.8 million of net proceeds received from its December 1996 initial public offering. The use of cash in operations in 1997 and 1996 was primarily the result of increases in both contracts in process (unbilled receivables) and accounts receivable, partially offset in 1997 by increased income from operations and in both years by increases in accounts payable and accrued expenses. In 1997, the Company experienced significant growth in receivables late in the year, primarily due to three new contracts which closed in December, coupled with the achievement of several significant milestones on other contracts, resulting in significant billings late in the year. Contracts in process also increased from $2.8 million at December 31, 1996 to $6.2 million at December 31, 1997. The increase in contracts in process is the result of the Company's revenue growth in 1997 relative to 1996, as well as a 1997 contract amendment executed with a significant customer, which effectively deferred certain payment milestones on their implementation project until the later stages of the project. This customer accounts for approximately 68% of the December 31, 1997 balance of contracts in process. The Company continues to expect a certain amount of variability in the timing of payment of major contract milestones which will impact cash flow from operations during any given period.

The Company's business is generally not capital intensive. Capital asset expenditures for 1997 amounted to $1.6 million as compared to $630,000 in 1996. The increase in capital expenditures during 1997 is attributable to the significant growth in employees during the year as well as the addition of a second office facility lease (15,000 square feet) adjacent to its Malvern, Pennsylvania headquarters.

The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future and at a minimum through the next 12 months. Should the Company's business expand more rapidly than expected, the Company believes that additional bank credit, if necessary, would be available to fund such operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

Prospective Accounting Standards

Statement of Position 97-2, "Software Revenue Recognition", was issued in October 1997, and is effective for all transactions the Company enters into subsequent to December 31, 1997. The Company does not believe the effect of adopting this standard will be material. Also in 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both statements are effective for the Company beginning January 1, 1998. Both statements are disclosure-related and are not expected to materially impact the Company's financial reporting disclosures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable pursuant to General Instruction 1 to Item 305 of Regulation
S-K.

Item 8.    Financial Statements and Supplementary Data.



                   Index to Consolidated Financial Statements





Report of Independent Accountants.....................................................................28

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of December 31, 1997 and 1996.......................................29

   Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.........30

   Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1997, 1996, and 1995................................................................31

   Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.........32

   Notes to Consolidated Financial Statements.........................................................33

Schedule II - Valuation and Qualifying Accounts for the years ended
   December 31, 1997, 1996 and 1995...................................................................43

                        Report of Independent Accountants


To the Shareholders and Board of Directors
Sanchez Computer Associates, Inc.


We have audited the accompanying consolidated balance sheets of Sanchez Computer Associates, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanchez Computer Associates, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 6, 1998

                        Sanchez Computer Associates, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                 December 31,
                                                                  -------------------- -----------------
                                ASSETS                                   1997                     1996
                                                                         ----                     ----

Current assets                                                      $   12,799               $   15,446
   Receivables less allowances ($540 - 1997; $40 - 1996)                 8,853                    6,112
   Contracts in process                                                  6,249                    2,808
   Deferred income taxes                                                   349                      744
   Prepaid and other current assets                                        975                    1,459
                                                              ----------------------- -----------------------
           Total current assets                                         29,225                   26,569

Property and equipment
   Equipment                                                             3,038                    2,084
   Furniture and fixtures                                                  579                      238
   Leasehold improvements                                                  216                       64
                                                              ----------------------- -----------------------
                                                                         3,833                    2,386
Accumulated depreciation and amortization                               (2,054)                  (1,462)
                                                              ----------------------- -----------------------
   Net property and equipment                                            1,779                      924

Capitalized software costs, net of amortization of
   $1,610 in 1997 and $1,289 in 1996                                     1,022                      675

Investment in joint venture                                              1,020
                                                              ----------------------- -----------------------

           Total assets                                             $   33,046               $   28,168
                                                              ======================= =======================

                              LIABILITIES
Current liabilities
   Current debt obligations                                         $      436               $      224
   Accounts payable, trade                                               1,275                      637
   Accrued expenses                                                      2,681                    2,474
   Deferred revenue                                                      4,232                    3,913
                                                              ----------------------- -----------------------
           Total current liabilities                                     8,624                    7,248

Deferred revenue                                                           781                    1,508
Deferred income taxes                                                      348                      230
Long-term debt-net of current portion                                       88                      218
Deferred rent                                                                5                       54
                                                              ----------------------- -----------------------
           Total liabilities                                             9,846                    9,258

Commitments (Note 8)

                         SHAREHOLDERS' EQUITY
Common stock, no par value
   Authorized - 50,000,000 shares
   Issued and outstanding - 11,070,138 and 10,865,255
      shares in 1997 and 1996, respectively                                111                      109
Additional paid-in capital                                              18,702                   18,103
Retained earnings                                                        4,689                    1,236
Notes due on common stock purchases                                       (302)                    (538)
                                                              ----------------------- -----------------------
           Total shareholders' equity                                   23,200                   18,910
                                                              ----------------------- -----------------------

           Total liabilities and shareholders' equity               $   33,046               $   28,168

                                                              ======================= =======================

               See notes to consolidated financial statements

                        Sanchez Computer Associates, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)


                                                                  Years Ended December 31,
                                               --------------------- -------------------- ---------------------

                                                       1997                 1996                  1995
                                                       ----                 ----                  ----
Revenues
   Software license fees                          $   13,999             $   7,793            $   6,532
   Product enhancement fees                            1,478                   868                1,797
   Implementation and consulting services              7,701                 4,762                4,496
   Software maintenance fees                           5,124                 4,292                4,017
                                               --------------------- -------------------- ---------------------

           Total revenues                             28,302                17,715               16,842

Operating expenses
   Product development                                 7,010                 4,442                3,843
   Product support                                     3,054                 2,146                1,972
   Implementation and consulting                       5,519                 3,044                3,176
   Sales and marketing                                 4,033                 3,085                2,080
   Royalties and sublicense fees                       1,389                 2,255                1,331
   General and administrative                          3,169                 1,527                1,824
                                               --------------------- -------------------- ---------------------

           Total operating expenses                   24,174                16,499               14,226
                                               --------------------- -------------------- ---------------------

Income from operations                                 4,128                 1,216                2,616

Interest income, net                                     876                   324                   93
                                               --------------------- -------------------- ---------------------

Income before income taxes                             5,004                 1,540                2,709

Income tax provision                                   1,551                   465                1,122
                                               --------------------- -------------------- ---------------------

Net income                                         $   3,453             $   1,075            $   1,587
                                               ===================== ==================== =====================



Earnings per average common share - basic          $     .32             $     .13            $     .19

Earnings per average common share - diluted        $     .29             $     .12            $     .17

Weighted-average common shares outstanding            10,951                 8,489                8,279

Weighted-average diluted shares outstanding           11,883                 9,300                9,588

               See notes to consolidated financial statements

                        Sanchez Computer Associates, Inc.
                 Consolidated Statements of Shareholders' Equity
                      (in thousands, except share amounts)



                                                                                                 Notes Due
                                        Common Stock             Additional     Retained         on Common     Treasury Stock
                                    --------------------          Paid-in       Earnings           Stock       ----------------
                                    Shares        Amount          Capital       (Deficit)        Purchases     Shares    Amount
                                    ------        ------          -------       ---------        ---------     ------    ------

Balances at December 31, 1994         8,061,853    $    81      $    5,250      $ (1,426)                    216,000    $  (120)
Net income                                                                          1,587
Exercise of stock options               347,503          3             774                       $   (892)  (216,000)       120
Stock option loan repayments                                                                          228
                                 ---------------- ----------- --------------- -------------- ------------- ---------- --------------

Balances at December 31, 1995         8,409,356         84           6,024            161            (664)         0          0
Net income                                                                          1,075
Public stock offering, net            2,309,500         23          11,729
Exercise of stock options               146,399          2             350
Stock option loan repayments                                                                          126
                                 ---------------- ----------- --------------- -------------- ------------- ----------- -------------

Balances at December 31, 1996        10,865,255        109          18,103          1,236            (538)         0          0
Net income                                                                          3,453
Exercise of stock options               204,883          2             599                           (111)
Stock option loan repayments                                                                          347
                                 ---------------- ----------- --------------- -------------- ------------- ---------- --------------

Balances at December 31, 1997        11,070,138   $    111    $     18,702      $   4,689        $   (302)         0    $     0
                                 ================ =========== =============== ============== ============= =========== =============

               See notes to consolidated financial statements

                        Sanchez Computer Associates, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                       ----------------- ------------------ ------------------
                                                                               1997               1996               1995
                                                                               ----               ----               ----
Cash flows from operating activities
   Net income                                                            $    3,453          $     1,075          $   1,587
   Adjustments to reconcile net income to cash provided (used) by operating activities
           Deferred taxes                                                       512                   74                791
           Depreciation and amortization                                      1,043                  727                605
           Provision for doubtful accounts receivable                           500
           Other                                                                (33)                (77)                 39
   Cash provided (used) by changes in operating assets and liabilities
           Contracts in process                                              (3,441)               (658)             (1,635)
           Accounts receivable                                               (3,241)             (3,957)                395
           Prepaid and other current assets                                     484                (914)               (237)
           Accounts payable and accrued expenses                                845                1,107               (233)
           Deferred revenues                                                   (408)              1,361               1,926
                                                                       ----------------- ------------------ ------------------
Net cash provided (used) by operating activities                               (286)             (1,262)              3,238

Cash flows from investing activities
   Investment in joint venture                                               (1,020)
   Capitalized computer software costs                                         (668)               (532)               (217)
   Capital expenditures                                                      (1,591)               (630)               (458)
                                                                       ----------------- ------------------ ------------------
Net cash used in investing activities                                        (3,279)             (1,162)               (675)

Cash flows from financing activities
   Borrowings under revolving credit facility                                   285                 354                 244
   Repayment of notes due on common stock purchases                             347                 121                 228
   Principal payments under capital lease obligation                            (23)                (80)                (51)
   Principal payments under long-term notes                                    (180)               (173)                (94)
   Proceeds from exercise of stock options                                      489                 350
   Net proceeds from initial public offering                                                     11,752
                                                                       ----------------- ------------------ ------------------
Net cash provided by financing activities                                       918              12,324                 327

Net increase (decrease) in cash and cash equivalents                         (2,647)              9,900               2,890
Cash and cash equivalents at beginning of year                               15,446               5,546               2,656
                                                                       ----------------- ------------------ ------------------

Cash and cash equivalents at end of year                                 $   12,799          $   15,446           $   5,546
                                                                       ================= ================== ==================

Supplemental cash flow information
Interest paid                                                            $       34          $       35           $      38
Income taxes paid                                                        $      694          $      528           $     273

               See notes to consolidated financial statements

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)



(1.)   Description of Business

       Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") designs, develops, markets, implements and supports comprehensive banking software, called PROFILE(R), for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of three integrated modules which operate on open, client/server platforms. The primary module, called PROFILE/Anyware, is a multi-currency transaction processing system which supports deposit, loan, customer and bank management requirements through multiple distribution channels, including the Internet. The other modules are PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system and PROFILE for Windows, a graphical user interface for PROFILE/Anyware.

(2.)   Significant Accounting Policies

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sanchez Software Ltd., Sanchez Computer Associates International, Inc., Sanchez Computer Associates Polska Sp. z o.o and Sanchez FSC, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

       Revenue Recognition

       The Company recognizes revenue from client implementation projects, customized software development and software license fees using the percentage-of-completion contract accounting method. Revenue is deferred to the extent of cash received or fees billed prior to satisfying such percentage completion criteria. Losses on contracts are recognized when determinable. Revenue from software maintenance contracts is recognized ratably over the term of the maintenance contract. Statement of Position 97-2, "Software Revenue Recognition," was issued in October 1997, and is effective for all transactions the Company enters into subsequent to December 31, 1997. The Company does not believe the effect of adopting this standard will be material.

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

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)


(2.)   Significant Accounting Policies, continued

       Cash and Cash Equivalents

       Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates market value due to the short maturity of the investments. The Company maintains a centralized cash management program whereby its excess cash balances are invested in high quality short-term money market instruments through high credit quality financial institutions. At times, cash balances in the Company's accounts may exceed federally insured limits. Cash and cash equivalents at December 31, 1997 also include amounts on deposit with Safeguard Scientifics, Inc. ("Safeguard"), a shareholder of the Company, in conjunction with a note agreement dated June 12, 1997. The demand note provides for borrowings by Safeguard from the Company of up to a maximum of $12 million on a revolving basis at Safeguard's effective borrowing rate minus .75%. This rate is higher than the Company is currently earning on its money market investments. At December 31, 1997 advances to Safeguard amounted to $11.1 million. Interest income from these advances amounted to $272 in 1997.

       Accounts Receivable and Contracts in Process

       Accounts receivable represent only amounts billed and currently due from customers. Accrued contractual revenues related to implementation contracts which have been recognized under the percentage of completion method, but which have not yet been billed (unbilled receivable), are reported as contracts in process. These amounts are billable at specified dates, at contractual milestones or at contract completion, which is generally expected to occur within one year.

       Investment in Joint Venture

       In December 1997, the Company entered into a Shareholder and Joint Venture Agreement with ELBA CSB S.A., a newly formed Polish bank technology services firm which is a subsidiary of ComputerLand Poland S.A. Under the agreement, the Company paid $1 million for a 10% equity interest in ELBA, which is accounted for under the cost method. The Company anticipates making certain additional investments in the joint venture, which could increase its equity position to 20%. Concurrent with the Joint Venture Agreement, the Company and ELBA also entered into a distribution and services agreement, which gives ELBA certain limited exclusive and non-exclusive PROFILE marketing rights in Poland and Central Europe.

       Property and Equipment

       Property and equipment are carried at cost, except for assets under capital leases which are recorded at the lower of the present value of future lease payments or the fair value of the equipment at the inception of the lease. Expenditures for major renewals, improvements and betterments are capitalized and minor repairs and maintenance are charged to expense as incurred. When assets are sold, the related cost and accumulated depreciation are removed from the accounts and any gain or loss from such disposition is included in operations. The Company reviews its assets for impairment whenever circumstances indicate that the carrying amount may not be recoverable.

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

       Total costs capitalized in 1997, 1996 and 1995 were approximately $668, $532 and $217 respectively. Amortization of capitalized software costs amounted to $321, $218 and $227 in 1997, 1996 and 1995, respectively.

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

       Depreciation and Amortization

       Depreciation and amortization are provided over the estimated useful lives of the related assets using a combination of accelerated and straight-line depreciation methods.

       Earnings Per Share

       Effective December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which simplifies the requirements for computing earnings per share and requires presentation of two amounts, basic and diluted earnings per share. Earnings per share information for all periods presented has been restated in accordance with the new standard.

       Basic earnings per share has been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted-average common and diluted shares outstanding. The following table provides a reconciliation of weighted-average common shares outstanding to weighted-average common and dilutive shares outstanding.


                                       1997          1996         1995
                                       ----          ----         ----

  Common shares outstanding             10,951       8,489         8,279

  Diluted shares outstanding
     Warrants                              321         277           269
     Options                               611         534         1,040
                                      --------    --------       -------

  Total common and dilutive shares      11,883       9,300         9,588
                                       -------     -------       -------


       Shares outstanding are computed using the weighted-average number of shares of common and common equivalent shares (stock options and warrants) for each period.

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)


(2.)   Significant Accounting Policies, continued

       Reclassification of Financial Statement Amounts

       Certain prior period amounts have been reclassified to conform to the 1997 presentation. These reclassifications had no effect on shareholders' equity or net income.

(3.)   Client Revenue Data

       Revenue derived from certain software implementation projects comprises a substantial portion of the Company's total annual revenues. The following table summarizes the percentage of revenues from the Company's significant clients (listing those clients that exceed 10% in the applicable year):


                                    -------------- --------------- ------------
         Client                             1997            1996        1995
         -------------------------- -------------- --------------- ------------
         A                                   14%            22%           *
         B                                   14%             *            *
         C                                   12%             *            *
         D                                    *             28%          21%
         E                                    *             13%          22%
         F                                    *             12%          10%
         G                                    *              *           18%

         --------------------------
         *  Less than 10%


       At December 31, 1997 and 1996, the significant clients listed above accounted for $7,119 (or 47%) and $6,153 (or 69%) of combined net accounts receivable and contracts in process, respectively. The Company does not require its customers to provide collateral relative to accounts receivable balances.

       The Company classifies its operations into one industry segment, licensing and servicing of software products to the financial services industry. Revenue derived from customers in various geographic regions for each of the three years ended December 31, 1997 is as follows:


                             ----------------- --------------- -----------------
                                      1997              1996             1995
                                      ----              ----             ----
       Canada                    $    7,443        $    1,527       $    1,802
       Central Europe                10,440            11,193            8,569
       Other European                 2,343             2,547            4,048
       U.S. and Caribbean             5,338             1,478            2,423
       Asia-Pacific Rim               2,738               970
                             ----------------- --------------- -----------------
                                 $   28,302        $   17,715       $   16,842


                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)


(4.)   Accrued Expenses

       Accrued expenses consist of the following:

                                                --------------- --------------
                                                       1997            1996
                                                       ----            ----
       Accrued compensation and related items      $     873       $     715
       Accrued royalties                                 117             728
       Accrued income taxes                              464             210
       Other                                           1,227             821
                                                --------------- --------------
                                                   $   2,681       $   2,474

(5.)   Debt

       Debt obligations consist of the following:


                                                                           -------------------- -------------------
                                                                                  1997                 1996
                                                                                  ----                 ----

       Revolving capital equipment credit facility at prime                     $   285
       Bank term notes at prime payable through July 1999                           239              $   419
       Capital leases at 12% to 12.4% payable through July 1997                                           23
                                                                           -------------------- -------------------
                                                                                    524                  442
       Less current debt obligations                                                436                  224
                                                                           -------------------- -------------------
       Long-term debt                                                           $    88              $   218


       In July 1997, the Company both renewed and restructured its bank borrowing agreements. Under the revised agreement, the Company converted approximately $300 outstanding under its revolving credit facility for capital equipment purchases to a 24-month term loan. In conjunction with this, a new $500 revolving credit facility for capital purchases was established. The Company has available approximately $215 under this revolving facility as of December 31, 1997. Contingent upon renewal of the bank borrowing agreements as of June 30, 1998, the Company will have the option to convert the then outstanding balance on the revolving credit facility to a 36-month term loan.

       Future maturities of corporate debt at December 31, 1997 are as follows:

                   Year Ending
                   -----------
                      1998                   $  436
                      1999                       88
                                      ---------------------
                                             $  524

(6.)   Shareholders' Equity

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


(6.)   Shareholders' Equity, continued

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

       The Company applies APB 25 and related interpretations in accounting for its various stock option plans. Had compensation cost been recognized consistent with SFAS 123 (Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                               1997                1996               1995
                                                                               ----                ----               ----

           Net income                               As reported              $  3,453             $  1,075         $   1,587
                                                    Pro forma                   3,220                1,023             1,579

           Earnings per share - diluted             As reported                   .29                  .12               .17
                                                    Pro forma                     .27                  .11               .17

           Earnings per share - basic               As reported                   .32                  .13               .19
                                                    Pro forma                     .29                  .12               .19


       The per share weighted-average fair value of stock options issued by the Company during 1997, 1996 and 1995 was $4.07, $1.11 and $0.84 respectively on the date of grant using the Black Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted: 1997--expected dividend yield 0%, risk free interest rate, 5.86% to 6.38%, expected volatility of 40%, and an average expected life of five years; 1996--expected dividend yield 0%, risk-free interest rate of 6.36% to 6.48%, expected volatility of 0%, and average expected lives of three years to five years; 1995--expected dividend yield 0%, risk-free interest rate 5.39%, expected volatility of 0%, and an average expected life of five years.

       Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)


(6.)   Shareholders' Equity, continued

       A summary of stock option activity under the 1995 and 1988 Plans at December 31, 1997, 1996 and 1995 is as follows:

                                                     1997                         1996                              1995
                                        --------------------------- --------------------------------- ------------------------------
                                                           Weighted                     Weighted                          Weighted
                                                            Average                      Average                           Average
                                                           Exercise                     Exercise                          Exercise
                                           Shares            Price      Shares            Price           Shares            Price
                                        --------------- ----------- ---------------- ---------------- ---------------- -------------
Outstanding at beginning of year             808,568       $  2.81      1,224,376       $  2.13          1,614,658        $  1.64
Options granted                              454,500          8.73        143,600          4.37            308,436           3.63
Options exercised                           (204,883)         2.20         (6,000)         1.67           (563,503)          1.60
Options canceled                             (18,724)         4.26       (553,408)         1.70           (135,215)          1.94
                                        --------------- ----------- ---------------- ---------------- ---------------- -------------

Outstanding at end of year                 1,039,461       $  5.50        808,568       $  2.81           1,224,376       $  2.13
                                        --------------- ----------- ---------------- ---------------- ---------------- -------------

Options exercisable                          415,274                      430,149                           668,735

Shares available for future grants           816,649                    1,252,964                         1,388,364



       The following summarizes information about the Company's stock options outstanding as of December 31, 1997:


                                                    Options Outstanding                                 Options Exercisable
                             -----------------------------------------------------------       -------------------------------------
                             Number Outstanding       Weighted Av.          Weighted Av.       Number Exercisable       Weighted Av.
                                as of 12/31/97          Remaining              Exercise            at 12/31/97             Exercise
Range of Exercise Prices                             Contractual Life           Price                                       Price
---------------------------- --------------------- --------------------- --------------------- --------------------- ---------------
       $ 1.00 to $ 1.67             227,086               4.32                $   1.67                 227,086             $   1.67
       $ 3.63 to $ 6.75             635,875               8.42                    4.38                 188,188                 3.83
       $ 12.88 to $ 13.75           151,500               9.70                   13.64
       $ 18.00 to $ 19.75            25,000               9.84                   19.33
                             --------------------- --------------------- --------------------- --------------------- ---------------
                                  1,039,461               7.74                $   5.50                 415,274             $   2.65

       Generally, outstanding options vest over a two to four year period after the date of grant and expire 10 years after the date of grant.

       For options exercised in early 1995, 5% of the exercise price was paid upon exercise, with the remaining obligation evidenced by a note with a maximum term of 10 years, although the note also contains provisions for a balloon payment due two years after the Company's initial public offering. Such optionees executed full recourse interest-bearing notes, with such notes being reported as "Notes due on common stock purchases" in the accompanying balance sheet. During 1997, one additional stock option-related loan was made to an officer of the Company in the amount of $111. This loan is also supported by a full recourse demand note which bears interest at 5.81%. In 1997, 1996 and 1995, interest income earned on these notes amounted to $34, $40 and $43, respectively. In conjunction with the issuance of shares pursuant to the 1995 option exercises, the Company utilized 216,000 shares previously held as treasury shares.

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)


(7.)   Income Taxes

       The Company utilized net operating loss carryforwards and tax credit carryforwards to offset current and deferred tax liabilities for the years ended December 31, 1997, 1996 and 1995. The components of the income tax provision for each of the three years ended December 31, 1997 are as follows:

                                    --------------------------- --------------------------- ---------------------------
                                               1997                        1996                        1995
                                               ----                        ----                        ----
      Current taxes
           Federal                         $     609                   $     206                   $      60
           State                                  59                          10                         113
           Foreign                               371                         175                         158
                                    --------------------------- --------------------------- ---------------------------
                                               1,039                         391                         331
      Deferred taxes                             512                          74                         791
                                    --------------------------- --------------------------- ---------------------------
      Total provision                      $   1,551                   $     465                   $   1,122

       A reconciliation of the tax provision based on the federal statutory tax rate to the effective tax rate is as follows:


                                                                    --------------------- ---------------------- -------------------
                                                                               1997                  1996                   1995
                                                                               ----                  ----                   ----

      Statutory tax provision (34%)                                        $   1,701             $     524             $      921
      State income taxes, net of federal income tax benefit
                                                                                  39                     7                     75
      Foreign income taxes                                                       371                   175                    104
      Federal income tax credits                                                (371)                 (175)
      Foreign sales corporation                                                 (286)                  (12)
      Other, net                                                                  97                   (54)                    22
                                                                    --------------------- ---------------------- -------------------
                                                                           $   1,551             $     465             $    1,122


       The tax effects of loss carryforwards, credit carryforwards, and temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                    --------------------------- --------------------------
                                                                               1997                       1996
                                                                               ----                       ----
      Deferred tax assets
           Accounts receivable allowances                                  $     184                   $      14
           Accrued liabilities                                                   163                         179
           Tax credit carryforwards                                                                          539
           Other                                                                   2                          12
                                                                    --------------------------- --------------------------
      Total deferred tax assets                                                  349                         744

       Deferred tax liabilities
           Capitalized software costs                                      $     348                   $     230


     Utilization of federal and state net operating loss carryforwards and tax credit carryforwards amounted to $581 in 1997, $388 in 1996 and $2,149 in 1995.

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)


(8.)   Commitments

       The Company leases office facilities subject to operating leases. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1997 are as follows:

                     1998               $    614
                     1999                    635
                     2000                    651
                     2001                    668
                     2002                    684
                     2003                    404
                                   -------------
                                        $  3,656

       Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $625, $436 and $364, respectively.

       The Company is also party to certain software customization agreements, primarily with Digital Equipment Corporation (Digital), whereby funding has been provided to the Company to facilitate product development targeted at specific geographic markets. Under the terms of these agreements, the Company retains ownership of the products developed, and has agreed to pay royalties to Digital and others, contingent upon the subsequent achievement of certain contractually defined product license fee sales. In November 1997, the Company amended its heretofore most significant agreement relative to customization royalties, so as to fix and limit its future payment requirements to Digital at $1 million. The Company believes this amendment will result in a significant reduction in future royalties payable to Digital under this agreement in 1998 and beyond.

       When applicable, such royalty amounts typically equate to 15% to 20% of the Company's software license fees, subject to various exceptions and limitations. Royalty expense relative to these agreements amounted to $365 in 1997, $1,099 in 1996 and $762 in 1995.

(9.)   Other Related Party Transactions

       Safeguard holds warrants to purchase 360,000 shares of the Company's common stock at an exercise price of $1.39 per share, subject to certain terms and restrictions. These warrants are currently exercisable and expire April 30, 1998.

       The Company has entered into an administrative services agreement with Safeguard, which provides for payment, subject to achieving certain sales levels, of a maximum fee of $25 per quarter. The Company expensed $100 in each of the years ended December 31, 1997, 1996 and 1995.

       In conjunction with the previously described joint venture agreement with ELBA CSB S.A., ELBA paid to the Company $500 for certain limited exclusive and non-exclusive PROFILE marketing rights in Poland and Central Europe.

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)


(10.)  Profit Sharing Trust Plan

       The Company maintains a Profit Sharing Trust Plan (the "Plan") which permits eligible participating members to contribute up to 15% of their gross earnings. The Company will typically make a contribution equal to 100% of the first 3% which an employee contributes and may also make additional voluntary contributions. The Company expensed $196, $174 and $148 related to the Plan during the years ended December 31, 1997, 1996, and 1995, respectively.

(11.)   Subsequent Event (Unaudited)

       On February 5, 1998 the Company acquired 100% of the outstanding shares of Greystone Technology Corporation ("Greystone") and its wholly owned subsidiary in exchange for 84,050 shares of Sanchez common stock. Greystone is engaged in the design, manufacture and maintenance of certain high performance database systems which are utilized in conjunction with the Company's PROFILE family of products.

       The merger is expected to be accounted for as a pooling of interests. The following unaudited pro forma data summarizes the combined operating results of the Company and Greystone, as if the merger had occurred at the beginning of each period presented.

                                                           1997                 1996                 1995
                                                           ----                 ----                 ----

               Revenue                               $    28,891          $    18,513         $    18,497
               Net income                                  3,499                1,410               1,160
               Earnings per share-basic                     0.32                 0.16                0.14
               Earnings per share-diluted                   0.29                 0.15                0.12



(12.)  Quarterly Financial Information (Unaudited)

       The following table presents the unaudited quarterly financial information for the years 1997 and 1996:


                                             1997 Quarter Ended                                           1996 Quarter Ended
                                 Mar 31    June 30    Sept 30      Dec 31        Mar 31       June 30       Sept 30        Dec 31
                              ---------- ---------- ----------- -----------   ------------- ------------- ------------- ------------

Revenues                      $   5,152    $ 6,206  $   8,228    $   8,716    $   3,477       $ 4,773     $   4,546      $   4,919
Income before income taxes
                                    511        855      1,797        1,841           31           608           428            473
Net income                          342        573      1,205        1,333           19           358           307            391
Basic earnings per share           0.03       0.05       0.11         0.12            -          0.04          0.04           0.05
Diluted earnings per share
                                   0.03       0.05       0.10         0.11            -          0.04          0.03           0.04

       Earnings per average common share calculations for each of the Company's quarters are based on the weighted-average number of shares outstanding in each quarter. Accordingly, the sum of the net income per share for each of the quarters in a fiscal year may not equal the actual year-to-date net income per average common share.

Schedule II


                        Sanchez Computer Associates, Inc.
                        Valuation and Qualifying Accounts
              For the years ended December 31, 1997, 1996 and 1995


                   Allowance for              Balance at          Charged to Costs                               Balance at
                 Doubtful Accounts         Beginning of Year        and Expenses          Deductions             End of Year
                 -----------------         -----------------        ------------          ----------             -----------

          Year ended December 31, 1995       $   40,000            $         -          $          -           $      40,000
          Year ended December 31, 1996           40,000                      -                     -                  40,000
          Year ended December 31, 1997       $   40,000            $   500,000          $          -           $     540,000





                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Sanchez Computer Associates, Inc.

Our report on the consolidated financial statements of Sanchez Computer Associates, Inc. is included on page 28 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule which appears above on page 43 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 6, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

           Directors

The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its May 20, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Act of 1934, as amended.

          Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K

The Company incorporates by reference the information contained under the caption "SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in its definitive Proxy Statement relative to its May 20, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

Item 11.  Executive Compensation.

The Company incorporates by reference the information contained under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION" in its definitive Proxy Statement relative to its May 20, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The Company incorporates by reference the information contained under the caption "SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in its definitive Proxy Statement relative to its May 20, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

Item 13.  Certain Relationships and Related Transactions.

The Company incorporates by reference the information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "CERTAIN TRANSACTIONS" in its definitive Proxy Statement relative to its May 20, 1998 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this Form 10-K.

       Financial Statements (see item No. 8, page 27)

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 1997 and 1996
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 Notes to Consolidated Financial Statements

       Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

All other information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statements or is not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)    Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

(c)    Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


 Exhibit
 Number    Description
  3.1      Amended and Restated Articles of Incorporation of the Company. (2)
           (Exhibit 3.1)

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

 10.7    # Employment Agreement effective January 1, 1996 between Richard H.
           Jefferson and Sanchez Computer Associates, Inc. (2) (Exhibit 10.7)

 10.8      Safeguard Scientifics, Inc. Revolving Note Agreement dated June 12,
           1997 (3) (Exhibit 10.1)

 10.9      Demand Note and Pledge Agreement dated September 19, 1997 by Ronald J.
           Zlatoper in favor of the Company (4) (Exhibit 10)


 21.1      Subsidiaries of the Registrant.  *

 23.1      Consent of Coopers & Lybrand L.L.P.  *

 27.1      Financial Data Schedule  *

 27.2      Financial Data Schedules--Restated  *



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

3) Filed as an exhibit to the Company's Report on Form 10-Q for the three-month period ended June 30, 1997 and incorporated by reference.

4) Filed as an exhibit to the Company's Report on Form 10-Q for the three-month period ended September 30, 1997 and incorporated by reference.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March      30   , 1998                SANCHEZ COMPUTER ASSOCIATES, INC.
              -----------

                                          By: /s/ Michael A. Sanchez
                                          --------------------------------------
                                          Michael A. Sanchez,
                                          Chairman of the Board of Directors

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March       30   , 1998             /s/  Michael A. Sanchez
             -------------                -------------------------
                                          Michael A. Sanchez,
                                          Chairman of the Board of Directors

Dated:  March       30   , 1998             /s/  Ronald J. Zlatoper
             ------------                 -------------------------
                                          Ronald J. Zlatoper,
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)

Dated:  March       30   , 1998             /s/  Joseph F. Waterman
             ------------                 -------------------------
                                          Joseph F. Waterman,
                                          Senior Vice President and CFO
                                          (Principal Financial
                                          and Accounting Officer)

Dated:  March       30   , 1998             /s/  Frank R. Sanchez
             ------------                 -----------------------
                                          Frank R. Sanchez, President,
                                          Chief Operating Officer and Director

Dated:  March       30   , 1998             /s/  Warren V. Musser
             ------------                 -----------------------
                                          Warren V. Musser, Director

Dated:  March       30   , 1998             /s/  Ira M. Lubert
             ------------                 --------------------
                                          Ira M. Lubert, Director

Dated:  March       30   , 1998             /s/  Lawrence Chimerine
             ------------                 -------------------------
                                          Lawrence Chimerine, Director

Dated:  March       30   , 1998             /s/  Kailash C. Khanna
             ------------                 ------------------------
                                          Kailash C. Khanna, Director

Dated:  March       30   , 1998             /s/  John D. Loewenberg
             ------------                 -------------------------
                                          John D. Loewenberg, Director

Dated:  March       30   , 1998             /s/  Thomas C. Lynch
             ------------                 ----------------------
                                          Thomas C. Lynch, Director


                                  EXHIBIT INDEX

Exhibit
Number
                 Description

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

10.7    # Employment Agreement effective January 1, 1996 between Richard H.
          Jefferson and Sanchez Computer Associates, Inc. (2) (Exhibit 10.7)

 10.8     Safeguard Scientifics, Inc. Revolving Note Agreement dated June 12,
          1997 (3) (Exhibit 10.1)

 10.9     Demand Note and Pledge Agreement dated September 19, 1997 by Ronald J.
          Zlatopher in favor of the Company (4) (Exhibit 10)

21.1      Subsidiaries of the Registrant.  *

23.1      Consent of Coopers & Lybrand L.L.P.  *

27.1      Financial Data Schedule  *

27.2      Financial Data Schedules--Restated  *


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

3) Filed as an exhibit to the Company's Report on Form 10-Q for the three-month period ended June 30, 1997 and incorporated by reference.

4) Filed as an exhibit to the Company's Report on Form 10-Q for the three-month period ended September 30, 1997 and incorporated by reference.