Form 10-Q
period 1998-03-31
SANCHEZ COMPUTER ASSOCIATES INC
filed 1998-05-14
CIK 1022926

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              March 31, 1998             .
                               ----------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _______________________


                         Commission file number 0-21705


                        SANCHEZ COMPUTER ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Pennsylvania                            23-2161560
  -----------------------------------            -----------------------
    (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)



40 Valley Stream Parkway, Malvern, PA                19355
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)           (Zip Code)



Registrant's Telephone Number, Including Area Code:      (610) 296-8877


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

                   Yes   X             No
                       -----------          -----------


As of April 30, 1998, there were outstanding 11,618,430 shares of the issuer's Common Stock, no par value.

                        SANCHEZ COMPUTER ASSOCIATES, INC.

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998



                          PART I: FINANCIAL INFORMATION





ITEM 1:      FINANCIAL STATEMENTS


                                                                            Page No.
CONSOLIDATED BALANCE SHEETS
     March 31, 1998 (Unaudited) and December 31, 1997...........................3

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     Three Months Ended March 31, 1998 and 1997.................................4

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     Three Months Ended March 31, 1998 and 1997.................................5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)..........................6

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................8


                           PART II: OTHER INFORMATION


ITEM 2:       CHANGES IN SECURITIES AND USE OF PROCEEDS........................12

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K.............. ..................12

SIGNATURES.....................................................................13

                       Sanchez Computer Associates, Inc.
                          Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                          ASSETS                 March 31,   December 31,
                                                                    1998        1997
                                                                -----------  -----------
                                                                (UNAUDITED)
Current assets
   Cash and cash equivalents .................................   $ 14,447     $ 12,827
   Receivables, less allowance of $643 and $543, respectively       7,505        8,884
   Contracts in process ......................................      6,079        6,249
   Prepaid and other current assets ..........................      1,419        1,401
                                                                 --------     --------
               Total current assets ..........................     29,450       29,361

Property and equipment
   Equipment .................................................      3,354        3,137
   Furniture and fixtures ....................................        600          579
   Leasehold improvements ....................................        371          216
                                                                 --------     --------
                                                                    4,325        3,932
Accumulated depreciation and amortization ....................     (2,342)      (2,113)
                                                                 --------     --------
   Net property and equipment ................................      1,983        1,819

Capitalized software costs, net of amortization of $1,704 at
   March 31, 1998 and $1,610 at December 31, 1997 ............        982        1,022

Investment in joint venture ..................................      1,020        1,020
                                                                 --------     --------

               Total assets ..................................   $ 33,435     $ 33,222
                                                                 --------     --------
                                                                 --------     --------

                                        LIABILITIES
Current liabilities
   Current debt obligations ..................................   $    439     $    440
   Accounts payable, trade ...................................        724        1,279
   Accrued expenses ..........................................      3,096        2,802
   Deferred revenue ..........................................      3,860        4,240
                                                                 --------     --------
               Total current liabilities .....................      8,119        8,761

Deferred revenue .............................................        607          781
Long-term debt-net of current portion ........................         54           94
Other long-term liabilities ..................................        357          353
                                                                 --------     --------
               Total liabilities .............................      9,137        9,989

Commitments (Note E)

                                   SHAREHOLDERS' EQUITY
Common stock, no par value
   Authorized - 50,000,000 shares
   Issued and outstanding -11,256,380 and 11,154,188 shares at
     March 31, 1998 and December 31, 1997, respectively ......        113          112
Additional paid-in capital ...................................     18,954       18,769
Retained earnings ............................................      5,522        4,689
Notes due on common stock purchases ..........................       (291)       (337)
                                                                 --------     --------
               Total shareholders' equity ....................     24,298       23,233
                                                                 --------     --------

               Total liabilities and shareholders' equity ....   $ 33,435     $ 33,222
                                                                 --------     --------
                                                                 --------     --------

                 See notes to consolidated financial statements

                       Sanchez Computer Associates, Inc.
                      Consolidated Statements of Operations
                      (in thousands, except share amounts)


                                                          Three Months Ended March 31,
                                                          ---------------------------
                                                              1998         1997
                                                          ------------  -------------
Revenues                                                         (UNAUDITED)
   Software license fees ..............................      $ 2,587      $ 2,409
   Product enhancement fees ...........................        1,750          239
   Implementation and consulting services .............        2,836        1,481
   Software maintenance fees ..........................        1,455        1,251
                                                             -------      -------

      Total revenues ..................................        8,628        5,380

Operating expenses
   Product development ................................        2,470        1,488
   Product support ....................................          871          742
   Implementation and consulting ......................        1,961          999
   Sales and marketing ................................        1,200          828
   Royalties and sublicense fees ......................          195          253
   General and administrative .........................          909          545
                                                             -------      -------

     Total operating expenses .........................        7,606        4,855
                                                             -------      -------

Income from operations ................................        1,022          525

Interest income, net ..................................          203          217
                                                             -------      -------

Income before income taxes ............................        1,225          742

Income tax provision ..................................          392          241
                                                             -------      -------

Net income ............................................      $   833      $   501
                                                             -------      -------
                                                             -------      -------


Basic earnings per share ..............................      $  0.07      $  0.05

Diluted earnings per share ............................      $  0.07      $  0.04

Weighted-average common shares outstanding ............       11,178       10,958

Weighted-average common and dilutive shares outstanding       12,177       11,712

                 See notes to consolidated financial statements

                       Sanchez Computer Associates, Inc.
                      Consolidated Statements of Cash Flows
                      (in thousands, except share amounts)





                                                         Three Months Ended March 31,
                                                         ---------------------------
                                                             1998         1997
                                                         ------------  -------------
                                                              (UNAUDITED)
Cash flows from operating activities
   Net income .....................................      $    833       $    501
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities
   Depreciation and amortization ..................           345            208
   Other ..........................................             8            (20)
Cash provided (used) by changes in
    operating assets and liabilities
   Accounts receivable ............................         1,379          4,500
   Contracts in process ...........................           170         (2,371)
   Prepaid and other current assets ...............           (18)           742
   Accounts payable and accrued expenses ..........          (262)           130
   Deferred revenues ..............................          (554)        (1,333)
                                                         --------       --------
Net cash provided by operating activities .........         1,901          2,357

Cash flows from investing activities
   Capitalized computer software costs ............           (54)           (38)
   Capital expenditures ...........................          (419)          (155)
                                                         --------       --------
Net cash used in investing activities .............          (473)          (193)

Cash flows from financing activities
   Repayment of notes due on common stock purchases            46             94
   Principal payments on  long-term debt ..........           (39)          (164)
   Proceeds from exercise of stock options ........           185             50
                                                         --------       --------
Net cash provided by (used in) financing activities           192            (20)

Net increase in cash and cash equivalents .........         1,620          2,144
Cash and cash equivalents at beginning of period ..        12,827         15,531
                                                         --------       --------

Cash and cash equivalents at end of period ........      $ 14,447       $ 17,675
                                                         --------       --------
                                                         --------       --------

Supplemental cash flow information
Interest paid .....................................      $     10       $     17
Income taxes paid .................................      $    230       $     23

                 See notes to consolidated financial statements

                        Sanchez Computer Associates, Inc.
              Notes to Unaudited Consolidated Financial Statements
                    (in thousands, except per share amounts)

(A.)   Basis of Presentation

         The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. (the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In February of 1998, the Company acquired 100% of the outstanding shares of Greystone Technology Corporation ("Greystone") and its wholly owned subsidiary in exchange for 84,050 shares of Sanchez common stock. The acquisition of Greystone was accounted for using the pooling of interest method of accounting. All prior period consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of the acquired company. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the full year.

(B.)   Cash and Cash Equivalents

         Cash and cash equivalents at March 31, 1998 included amounts on deposit with Safeguard Scientifics, Inc. ("Safeguard"), a shareholder of the Company, in conjunction with a note agreement dated June 12, 1997. The demand note provides for borrowings by Safeguard from the Company of up to a maximum of $12 million on a revolving basis at Safeguard's effective borrowing rate minus .75%. This rate is higher than the Company is currently earning on its money market investments. At March 31, 1998 advances to Safeguard amounted to $11.2 million. Interest income from these advances amounted to $182 during the first quarter of 1998.

(C.)   Client Revenue Data

         Revenue derived from customers in various geographic regions for the three month periods ended March 31, 1998 and 1997 is as follows:

                                                                  Three months ended March 31,
                                                                  ---------------------------
                                                                       1998          1997
                                                                      ------        ------
U.S. and Caribbean ...........................................        $3,393        $  570
Central Europe ...............................................         2,757         2,415
Other European ...............................................         1,360           300
Canada .......................................................           896         1,624
Asia-Pacific Rim .............................................           222           471
                                                                      ------        ------
                                                                      $8,628        $5,380
                                                                      ------        ------
                                                                      ------        ------

(D.)  Earnings Per Share

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

                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                      1998          1997
                                                                   -----------     ---------
Common shares outstanding ....................................        11,178        10,958
Diluted shares outstanding
  Warrants ...................................................           339           288
  Options ....................................................           660           466
                                                                      ------        ------
Total common and dilutive shares .............................        12,177        11,712
                                                                      ------        ------
                                                                      ------        ------


         Shares outstanding are computed using the weighted-average number of shares of common and common equivalent shares (stock options and warrants) for each period.

(E.)   Commitments

         Commitments at March 31, 1998 were substantially the same as those disclosed in Note 8 of the Notes to Consolidated Financial Statements as of December 31, 1997.

(F.)   Recently Issued Accounting Standards

         Effective January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition," which is effective for all transactions the Company enters into subsequent to December 31, 1997. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes new standards for reporting about operating segments and products and services, geographic areas and major customers. Under SFAS 131, segments are to be defined consistent with the basis management uses internally to assess performance and allocate resources. Implementing SFAS 131 will have no impact on the consolidated amounts reported by the Company, and the Company does not expect any significant changes to our segment disclosures. SFAS 131 is effective for the Company's December 31, 1998 financial statements. In addition, several other new accounting standards have been recently adopted and become effective during 1998, including SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". The adoption of these statements is not expected to have a material impact on the Company's 1998 financial statement disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs, develops, markets, implements and supports comprehensive banking software, called PROFILE(R), for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of three integrated modules which operate on open, client/server platforms. The primary module, called PROFILE/Anyware, is a multi-currency transaction processing system which supports deposit, loan, customer and bank management requirements through multiple distribution channels, including the Internet. The other modules are PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system and PROFILE for Windows ("PFW"), a graphical user interface for PROFILE/Anyware. The PROFILE system is currently licensed to 34 clients in 13 countries serving in excess of 350 financial institutions.

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

The Company's operating results for the first quarter ended March 31, 1998 reflected significant increases in both revenues and net income compared to the same period in 1997. During the quarter, contracts were signed with three significant financial institutions: Bankers Trust Company, InterAdvies N.V., a subsidiary of ING Group N.V., and Federal Home Loan Bank of Pittsburgh. Revenues for the first quarter of 1998 increased by 60.4% to $8.6 million compared to $5.4 million for the same period in 1997. Net income for the quarter ended March 31, 1998, increased 66.3% to $833,000 or $.07 per diluted share compared to $501,000, or $.04 per diluted share for the same period in 1997. First quarter 1998 results reflect increased activity relative to PROFILE implementation projects throughout the Company's various geographic markets. In particular, significant revenue contributions were derived from both funded evaluation activities with global banking organizations as well as from license fee revenues generated from contracts executed both during the last quarter of 1997, as well as contracts closed during the first quarter of 1998 as described above.

The Company's estimated backlog at March 31, 1998 amounted to $36.3 million. The components of the backlog were $12.9 million for software license, product enhancement and implementation and consulting revenues and $23.4 million for maintenance and support. At December 31, 1997, the Company's estimated backlog amounted to $34.7 million, consisting of $12.4 million for software license, product enhancement and implementation and consulting revenues and $22.3 million for maintenance and support.

Results of Operations

The following table sets forth for the periods indicated selected statement of operations data:

                                                                               Quarter Ended March 31,
Dollars in thousands                                                           1998             1997
                                                                           --------------   --------------
Revenues
Software license fees ...................................................  $        2,587   $        2,409
Product enhancement fees ................................................           1,750              239
Implementation and consulting services ..................................           2,836            1,481
Software maintenance fees ...............................................           1,455            1,251
                                                                           --------------   --------------
Total revenues ..........................................................  $        8,628   $        5,380
                                                                           --------------   --------------
                                                                           --------------   --------------

Percentage Relationship to Total Revenues
Revenues
Software license fees ...................................................            30.0%            44.8%
Product enhancement fees ................................................            20.3              4.4
Implementation and consulting services ..................................            32.9             27.5
Software maintenance fees ...............................................            16.8             23.3
                                                                           --------------   --------------
Total revenues ..........................................................           100.0            100.0

Operating expenses
Product development .....................................................            28.6             27.6
Product support .........................................................            10.1             13.8
Implementation and consulting ...........................................            22.7             18.6
Sales and marketing .....................................................            13.9             15.4
Royalties and sublicense fees ...........................................             2.3              4.7
General and administrative ..............................................            10.6             10.1
                                                                           --------------   --------------
Total operating expenses ................................................            88.2             90.2

Income from operations ..................................................            11.8              9.8
Interest income, net ....................................................             2.4              4.0
                                                                           --------------   --------------
Income before income taxes ..............................................            14.2             13.8
Income tax provision ....................................................             4.5              4.5
                                                                           --------------   --------------
Net income ..............................................................             9.7              9.3
                                                                           --------------   --------------
                                                                           --------------   --------------



Three Months Ended March 31, 1998, Compared to Three Months Ended March 31, 1997

Revenues. Revenues increased $3.2 million, or 60.4%, in the first quarter of 1998, as each revenue category improved over the same period in the prior year. In particular, both implementation and enhancement service fee revenues increased substantially in the 1998 first quarter. Implementation and consulting revenues increased by $1.4 million, or 91.5% in 1998 compared to 1997. During the first quarter of 1998, there were 14 active PROFILE implementation projects in process throughout the world, as compared to eight during the first quarter of 1997. Product enhancement fee revenues showed the highest growth of any revenue category, increasing by more than $1.5 million, or 632%, relative to the first quarter of 1997. This growth in enhancement fee revenue is attributable to increases in both funded evaluation activities with global banking organizations as well as the previously discussed increases in active PROFILE implementation projects. License fee revenues increased by 7.4%, or $178,000 in the 1998 period with most of the growth being derived from European based clients, offset substantially by reduced 1998 license fee recognition from the Canadian marketplace. Software maintenance fees increased by 16.3%, or $204,000, with most of the growth attributable to the increased number of converted clients in the Canadian marketplace.

Product development. Product development expenses increased $982,000 or 66% in 1998, due to costs associated with increased staffing, recruiting costs and associated overhead levels. The substantial growth in staffing in this area is due to the ongoing impact of the Company's strategic decision to increase investment in development for various technology projects, including system performance improvements and certain other enhancements to PROFILE/Anyware.

Product Support. Product support expenses increased by $129,000 or 17.4%, in the quarter ended March 31, 1998, primarily due to an increase in the average number of employees required to support the larger converted client base in 1998 relative to 1997.

Implementation and consulting. Implementation and consulting expenses increased by $962,000 or 96.3% during the first quarter of 1998, in conjunction with a corresponding increase in implementation and consulting revenues of $1.4 million. The primary reasons for this increase were the increased utilization of third party consultants and subcontractors required to support the increased revenue levels and increased internal staffing and related overhead. The gross margin relative to associated revenues decreased in the 1998 quarter to 30.9% from 32.5% in the 1997 first quarter, due primarily to more extensive utilization of more costly third party resources.

Sales and marketing. Sales and marketing expenses increased by $372,000, or 44.9% in the 1998 period, as the Company continued to increase its direct coverage in this area, primarily via staffing increases in selected foreign market locations. Also contributing to the 1998 increase were additional marketing expenses related to the promotion and advertising campaign for PROFILE/Anyware compared to the same period in 1997.

Royalties and sublicense fees. The Company is obligated to pay royalties based on the collection of certain license fees. These obligations have varying expiration terms. The Company also is obligated to pay sublicense and maintenance fees to certain third party licensors, primarily related to treasury and trade finance product offerings. These amounts will vary depending on the applicable revenue components subject to such fees. The $58,000 decrease in this expense caption for the 1998 period compared to 1997 is primarily attributable to a lower level of third-party sublicense fees due to lower third-party sublicense revenues.

General and administrative. These expenses increased by $364,000, or 66.8% in 1998, due to a number of factors which include increased costs related to the growth of the business including increased staffing, increased costs related to employee recruitment and training and the costs of adding a second facility in Malvern, Pennsylvania.

Interest income, net. Interest income, net, decreased $14,000 in 1998 due to lower average cash balances.

Income tax provision. The Company's effective tax rate in the first quarter of 1998 decreased to 32% from 32.5% during the same period in 1997. The Company's effective tax rate may vary from period to period based on the Company's expansion into areas of varying country, state and local statutory income tax rates.

Liquidity and Capital Resources

Cash and cash equivalents were $14.4 million at March 31, 1998. Cash flow from operations for the three months ended March 31, 1998 was $1.9 million as compared to $2.4 million for the same period in 1997. The decreased rate of cash flow in the 1998 period was primarily attributable to variability in the timing of major contract milestone payments which may impact cash flow from operations during any given quarter. The Company's days sales in accounts receivable and contracts in process (unbilled receivables) was 142 during the first quarter of 1998 as compared to 156 for the quarter ended December 31, 1997. The Company is continuing to focus efforts on improving its receivable turnaround by involving its project management staff in the collection process, as well as executive management when appropriate.

The Company's business is not capital intensive and capital asset expenditures for the March 1998 quarter amounted to $419,000 as compared to $155,000 during the same period in 1997. The increased level of 1998 expenditures is attributable to the significant growth in the employee base as well as certain expenditures related to the outfitting of a second Malvern, Pennsylvania office facility which was occupied as of the last quarter of 1997.

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

The Company's forward-looking statements about its revenues, earnings, and business development have been derived from its operating budgets and forecasts, which are based upon detailed assumptions about many important factors. Several important factors may cause the Company's actual results to differ materially from those contemplated by any forward-looking statements made by the Company. These factors include the course of business in the financial services industry, competition among software companies serving that industry, the Company's management of the long sales cycle for its products, the timing of new contract closings and other significant events of revenue recognition affecting the Company's quarterly results, the development of the Direct, Emerging and Top-tier Banking Markets and market acceptance of the Company's products within these markets, and the Company's ability to continue to improve its products.

                        SANCHEZ COMPUTER ASSOCIATES, INC.



PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 5, 1998, the registrant issued 84,050 shares of the registrant's common stock as consideration for the acquisition of Greystone Technology Corporation ("Greystone") through a merger of a wholly-owned subsidiary of the registrant with and into Greystone. The registrant believes that the sale was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because such sale was made to a limited group of persons, each of whom was believed to have been a sophisticated investor and was purchasing for investment without a view to further distribution. Restrictive legends were place on stock certificates evidencing the shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                Exhibit 27 - Financial Data Schedule

            (b) Reports on Form 8-K

              A report on Form 8-K, dated February 5, 1998, was filed during the three months ended March 31, 1998, reporting the acquisition by the Company of Greystone Technology Corporation. This item was reported under Item 2 of such Form 8-K. An amended 8-K/A was filed relative to this transaction effective April 20, 1998.


No other applicable items.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SANCHEZ COMPUTER ASSOCIATES, INC.


                                /s/   Joseph F. Waterman
                                ------------------------------------------------
                                Joseph F. Waterman
                                Senior Vice-President & Chief Financial Officer


Date: May 14, 1998