Form 10-Q
period 1998-06-30
SANCHEZ COMPUTER ASSOCIATES INC
filed 1998-08-13
CIK 1022926

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended        June 30, 1998        .
                               -----------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ____________________ to _______________________


                         Commission file number 0-21705
                                               ---------

                        SANCHEZ COMPUTER ASSOCIATES, INC.
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Pennsylvania                               23-2161560
----------------------------------------   ------------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)


 40 Valley Stream Parkway, Malvern, PA                      19355
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code:      (610) 296-8877
                                                     ---------------------

                                       N/A
------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes   X             No
                                          -----              -----


As of July 31, 1998, there were outstanding 11,656,460 shares of the issuer's Common Stock, no par value.

                       SANCHEZ COMPUTER ASSOCIATES, INC.

                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998






                          PART I: FINANCIAL INFORMATION


ITEM 1:      FINANCIAL STATEMENTS



                                                                             Page No.
                                                                             --------
CONSOLIDATED BALANCE SHEETS
   June 30, 1998 (Unaudited) and December 31, 1997............................... 3



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     Three and Six Months Ended June 30, 1998 and 1997........................... 4



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     Six Months Ended June 30, 1998 and 1997..................................... 5



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)........................... 6



ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................... 8



                           PART II: OTHER INFORMATION



ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13


ITEM 5:      OTHER INFORMATION...................................................13


ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K...................................14

SIGNATURES.......................................................................15



                              Sanchez Computer Associates, Inc.
                                 Consolidated Balance Sheets
                             (in thousands, except share amounts)

                                          ASSETS                                  June 30,                  December 31,
                                                                                   1998                        1997
                                                                             ----------------             ---------------
                                                                                 (UNAUDITED)
Current assets
   Cash and cash equivalents.............................................    $        16,393              $        12,827
   Receivables, less allowance of $643 and $543, respectively............              6,146                        8,884
   Contracts in process..................................................              6,907                        6,249
   Prepaid and other current assets......................................              1,116                        1,401
                                                                             ----------------             ---------------
               Total current assets......................................             30,562                       29,361

Property and equipment
   Equipment.............................................................              3,668                        3,137
   Furniture and fixtures................................................                599                          579
   Leasehold improvements................................................                401                          216
                                                                             ----------------             ---------------
                                                                                       4,668                        3,932
Accumulated depreciation and amortization................................             (2,579)                      (2,113)
                                                                             ----------------             ---------------
   Net property and equipment............................................              2,089                        1,819

Capitalized software costs, net of amortization of $1,803 at
  June 30, 1998 and $1,610 at December 31, 1997..........................                967                        1,022

Investments..............................................................              1,511                        1,020
                                                                             ----------------             ---------------

               Total assets..............................................    $        35,129              $        33,222
                                                                             ----------------             ---------------
                                                                             ----------------             ---------------

                                       LIABILITIES
Current liabilities
   Current debt obligations..............................................    $           439              $           440
   Accounts payable, trade...............................................                722                        1,279
   Accrued expenses......................................................              3,615                        2,802
   Deferred revenue......................................................              2,883                        4,240
                                                                             ----------------             ---------------
               Total current liabilities.................................              7,659                        8,761

Deferred revenue.........................................................                434                          781
Long-term debt-net of current portion....................................                 15                           94
Other long-term liabilities..............................................                359                          353
                                                                             ----------------             ---------------
               Total liabilities.........................................              8,467                        9,989

Commitments (Note E)

                                   SHAREHOLDERS' EQUITY
Common stock, no par value
   Authorized - 75,000,000 shares
   Issued and outstanding 11,652,335 and 11,154,188 shares at
     June 30, 1998 and December 31, 1997, respectively...................                117                          112
Additional paid-in capital...............................................             19,589                       18,769
Retained earnings........................................................              7,228                        4,689
Notes due on common stock purchases......................................               (272)                        (337)
                                                                             ----------------             ---------------
               Total shareholders' equity................................             26,662                       23,233
                                                                             ----------------             ---------------

               Total liabilities and shareholders' equity................    $        35,129              $        33,222
                                                                             ----------------             ---------------
                                                                             ----------------             ---------------


                    See notes to consolidated financial statements

                        Sanchez Computer Associates, Inc.
                      Consolidated Statements of Operations
                     (in thousands, except per share amounts)
                                  (UNAUDITED)



                                       Three Months Ended June 30,  Six Months Ended June 30,
                                       ---------------------------  -------------------------
                                              1998      1997      1998      1997
                                            -------   -------   -------   -------
Revenues
   Software license fees..................  $ 3,976   $ 2,813   $ 6,563   $ 5,222
   Product enhancement fees...............    3,052       255     4,802       494
   Implementation and consulting services.    2,500     1,847     5,336     3,328
   Software maintenance fees..............    1,525     1,438     2,980     2,689
                                            -------   -------   -------   -------
      Total revenues......................   11,053     6,353    19,681    11,733

Operating expenses
   Product development....................    2,954     1,825     5,424     3,313
   Product support........................    1,044       851     1,915     1,593
   Implementation and consulting..........    1,712     1,256     3,673     2,255
   Sales and marketing....................    1,539       995     2,739     1,823
   Royalties and sublicense fees..........      232       171       427       424
   General and administrative.............    1,248       656     2,157     1,201
                                            -------   -------   -------   -------
      Total operating expenses............    8,729     5,754    16,335    10,609
                                            -------   -------   -------   -------

Income from operations....................   2,324       599     3,346     1,124

Interest income, net......................      222       240       425       457
                                            -------   -------   -------   -------

Income before income taxes................    2,546       839     3,771     1,581

Income tax provision......................      840       296     1,232       537
                                            -------   -------   -------   -------
Net income................................  $ 1,706   $   543   $ 2,539   $ 1,044
                                            -------   -------   -------   -------
                                            -------   -------   -------   -------


Basic earnings per share..................  $  0.15   $  0.05   $  0.22   $  0.10

Diluted earnings per share................  $  0.14   $  0.05   $  0.21   $  0.09

Average common shares
outstanding...............................   11,540    10,984    11,374    10,971

Average common and
dilutive shares outstanding...............   12,217    11,765    12,199    11,740


                     See notes to consolidated financial statements

                         Sanchez Computer Associates, Inc.
                       Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (UNAUDITED)



                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          1998        1997
                                                        --------    --------
Operating Activities
   Net income........................................   $  2,539    $  1,044
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities
      Depreciation and amortization..................        711         462
      Other..........................................         18         (49)
Cash provided (used) by changes in
    operating assets and liabilities
   Accounts receivable...............................      2,738       3,419
   Contracts in process..............................       (658)     (2,518)
   Prepaid and other current assets..................        285       1,045
   Accounts payable and accrued expenses.............        255          (7)
   Deferred revenues.................................     (1,704)     (2,195)
                                                        --------    --------
Cash provided by operating activities................      4,184       1,201

Other Investing Activities
   Investments.......................................       (491)
   Capitalized computer software costs...............       (138)       (228)
   Capital expenditures..............................       (800)       (491)
                                                        --------    --------
Cash used in investing activities....................     (1,429)       (719)

Financing Activities
   Repayment of notes due on common stock purchases..         65         117
   Principal payments under capital lease obligations                    (16)
   Principal payments under long-term notes..........        (78)       (300)
   Proceeds from exercise of stock options...........        824         110
                                                        --------    --------
Cash provided by (used in) financing activities......        811         (89)
                                                        --------    --------

Increase in cash and cash equivalents................      3,566         393
Cash and cash equivalents at beginning of period.....     12,827      15,531
                                                        --------    --------
Cash and cash equivalents at end of period...........   $ 16,393    $ 15,924
                                                        --------    --------
                                                        --------    --------

Supplemental cash flow information
Interest paid.......................................     $    20    $     38
Income taxes paid...................................     $   995    $    144


                   See notes to consolidated financial statements

                        Sanchez Computer Associates, Inc.
              Notes to Unaudited Consolidated Financial Statements
                    (in thousands, except per share amounts)

(A.)   Basis of Presentation

         The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. (the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In February of 1998, the Company acquired 100% of the outstanding shares of Greystone Technology Corporation ("Greystone") and its wholly owned subsidiary in exchange for 84,050 shares of Sanchez common stock. The acquisition of Greystone was accounted for using the pooling of interest method of accounting. All prior period consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of the acquired company. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results for the full year.

(B.)   Cash and Cash Equivalents

         Cash and cash equivalents at June 30, 1998 included amounts on deposit with Safeguard Scientifics, Inc. ("Safeguard"), a shareholder of the Company, in conjunction with a note agreement dated June 12, 1997. The demand note provides for borrowings by Safeguard from the Company of up to a maximum of $12 million on a revolving basis at Safeguard's effective borrowing rate minus .75%. This rate is higher than the Company is currently earning on its money market investments. At June 30, 1998 advances to Safeguard amounted to $12.0 million. Interest income from these advances amounted to $355 during the first six months of 1998.

(C.)   Client Revenue Data

         Revenue derived from customers in various geographic regions for the three and six month periods ended June 30, 1998 and 1997 is as follows:


                                          Three months ended June 30,        Six months ended June 30,

                                                   1998             1997             1998             1997

           U.S. and Caribbean.............  $     4,550  $           518      $     7,943       $    1,088
           Central Europe.................        2,581            2,174            5,338            4,589
           Western Europe.................        2,189              484            3,549              784
           Canada.........................        1,411            2,528            2,307            4,152
           Asia-Pacific Rim...............          322              649              544            1,120
                                              ---------   --------------       ----------        ---------
                                             $   11,053  $         6,353      $    19,681       $   11,733


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


                                                 Three months ended June 30,     Six months ended June 30,

                                                         1998            1997            1998           1997

           Common shares outstanding...............    11,540          10,984          11,374         10,971
           Diluted shares outstanding
             Warrants..............................        84             290             192            289
             Options...............................       593             491             633            480
                                                       ------          ------          ------         ------
           Total common and dilutive shares........    12,217          11,765          12,199         11,740
                                                       ------          ------          ------         ------
                                                       ------          ------          ------         ------

         Shares outstanding are computed using the weighted-average number of shares of common and common equivalent shares (stock options and warrants) for each period.

(E.)   Commitments

         Commitments at June 30, 1998 were substantially the same as those disclosed in Note 8 of the Notes to Consolidated Financial Statements as of December 31, 1997.

(F.)   Recently Issued Accounting Standards

         Effective January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition," which is effective for all transactions the Company enters into subsequent to December 31, 1997. The adoption of this statement has not had and is not expected to have a material effect on the Company's financial position or results of operations.

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes new standards for reporting about operating segments and products and services, geographic areas and major customers. Under SFAS 131, segments are to be defined consistent with the basis management uses internally to assess performance and allocate resources. Implementing SFAS 131 will have no impact on the consolidated amounts reported by the Company, and the Company does not expect any significant changes to our segment disclosures. SFAS 131 is effective for the Company's December 31, 1998 financial statements. In addition, several other new accounting standards become effective during 1998, including SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits". The adoption of these statements is not expected to have a material impact on the Company's 1998 financial statement disclosures.

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

         The Company's operating results for the second quarter and six months ended June 30, 1998 reflected significant increases in both revenues and net income compared to the same periods in 1997. Revenues for the quarter ended June 30, 1998 increased 74% to $11.1 million, compared to $6.4 million in revenues recorded for the same period in 1997. In addition, net earnings for the quarter totaled $1.7 million or $.14 per diluted share, compared to $543,000 or $.05 per diluted share for the same periods in 1997. This reflects an earnings per diluted share increase of 180% in the current quarter. For the six month period ended June 30, 1998, the Company posted revenue of $19.7 million, a 68% increase over revenues of $11.7 million for the same period in 1997. Net earnings for the first six months totaled $2.5 million or $.21 diluted share, compared to $1 million or $.09 per diluted share for the same period in 1997; earnings per diluted share increased 133% in the first half of 1998.

         The Company's estimated backlog at June 30, 1998 amounted to $35.3 million. The components of the backlog were $11.7 million for software license, product enhancement and implementation and consulting revenues and $23.6 million for maintenance and support. The Company anticipates recognizing $15.2 million of this backlog over the next twelve months. At December 31, 1997, the Company's estimated backlog amounted to $34.7 million, consisting of $12.4 million for software license, product enhancement and implementation and consulting revenues and $22.3 million for maintenance and support. As the result of certain contract closings during the month of July 1998, the Company's estimated backlog as of July 31, 1998 increased to $44.1 million, consisting of $18.4 million for software license, product enhancement and implementation and consulting revenues and $25.7 million for maintenance and support. The Company anticipates recognizing $22.5 million of this backlog from August 1998 to July 1999.

Results of Operations

The following table sets forth for the periods indicated selected statement of operations data:


                                      Quarter Ended June 30,   Six Months Ended June 30,

Dollars in thousands                     1998     1997         1998           1997

Revenues
  Software license fees ........   $   3,976    $  2,813    $   6,563    $   5,222
   Product enhancement fees ....       3,052         255        4,802          494
   Implementation and consulting       2,500       1,847        5,336        3,328
    services ...................
   Software maintenance fees ...       1,525       1,438        2,980        2,689
                                    --------     -------     --------     --------
     Total revenues ............   $  11,053    $  6,353    $  19,681    $  11,733
                                    --------     -------     --------     --------
                                    --------     -------     --------     --------

Percentage Relationship to Total
 Revenues
Revenues
   Software license fees .......          36.0%       44.3%        33.4%        44.5%
   Product enhancement Fees ....          27.6         4.0         24.4          4.2
   Implementation and consulting          22.6        29.1         27.1         28.4
    services ...................
   Software maintenance fees ...          13.8        22.6         15.1         22.9
                                         -----       -----        -----        -----
     Total revenues ............         100.0       100.0        100.0        100.0

Operating expenses
   Product development .........          26.7        28.7         27.5         28.2
   Product support .............           9.5        13.4          9.7         13.6
   Implementation and consulting          15.5        19.8         18.7         19.2
   Sales and marketing .........          13.9        15.7         13.9         15.6
   Royalties and sublicense ....           2.1         2.7          2.2          3.6
    fees
   General and administrative ..          11.3        10.3         11.0         10.2
                                         -----       -----        -----        -----
     Total operating expenses ..          79.0        90.6         83.0         90.4

   Income from operations ......          21.0         9.4         17.0          9.6
   Interest income, net ........           2.0         3.8          2.2          3.9

   Income before income taxes ..          23.0        13.2         19.2         13.5
    Income tax provision .......           7.6         4.7          6.3          4.6
                                         -----       -----        -----        -----
   Net income ..................          15.4%        8.5%        12.9%         8.9%


Three Months Ended June 30, 1998, Compared to Three Months Ended June 30, 1997

Revenues. Revenues increased $4.7 million, or 74.0%, in 1998, as each revenue category improved over the same period in the prior year. The most significant growth was in the product enhancement category, which increased by $2.8 million in the 1998 June quarter. The majority of this increase was driven by funded pre-contract evaluation/development work for Citibank, N.A. which culminated in the signing of a limited use license agreement for PROFILE/Anyware in July, 1998. License fee revenues increased by $1.2 million or 41.3%, relative to 1997 due primarily to increased revenues generated from clients based in Western and Central Europe, including a significant account-based license expansion fee for one of the Company's converted clients in Western Europe. The increased license fee revenues from European clients was partially offset by reduced 1998 license fee recognition from the Canadian marketplace, due to the 1997 completion of several projects in that region. Implementation and consulting service revenues increased by $653,000, or 35.4% in 1998 as compared to 1997. There were 14 active PROFILE implementation projects in process throughout the world during the second quarter of 1998, as compared to nine during the 1997 second quarter. Most of the 1998 growth in this category is attributable to the increased levels of pre-contract funded evaluation activity in the U.S. marketplace, as well as implementation fees associated with the successful conversion of Citibank Canada during the 1998 quarter. Partially offsetting these 1998 increases in implementation and consulting revenues was a $414,000 decline in such revenues derived from the Central European marketplace. Software maintenance fees increased by 6.1% or $87,000 in the 1998 second quarter, with most of the growth attributable to the Canadian marketplace.

Product development. Product development expenses increased $1.1 million or 61.9% in 1998, due to costs associated with increased staffing , expanded facilities and other associated overhead costs. During the 1998 quarter, there were approximately 127 full time equivalents employed in this area, as compared to approximately 85 full time equivalents in the 1997 second quarter. The substantial growth in staffing in this area is due to the ongoing impact of the Company's strategic decision to increase investment in development for various technology projects. The most significant of these investments during the second quarter of 1998 related to various funded pre-contract development/enhancement projects for Citibank, N.A. as discussed above in the revenue section. Despite the increased investment in this category, the percent relationship to total revenues actually decreased from 28.7% in 1997 to 26.7% in 1998, due to the significant growth in revenues in the 1998 period as compared to 1997.

Product Support. Product support expenses increased by $193,000 or 22.7%, in the quarter ended June 30, 1998, primarily due to an increase in the average number of employees required to support the larger converted client base in 1998 relative to 1997, as well as increased facility costs and other associated overheads. Due to the sharp increase in quarterly revenues, product support expenses as a percentage of total revenues dropped to 9.5% in 1998 vs. 13.4% in the 1997 quarter.

Implementation and consulting. Implementation and consulting expenses increased by $456,000 or 36.3% during the second quarter of 1998, in conjunction with a corresponding increase in implementation and consulting revenues of $653,000. Of the $456,000 increase in expenses, $244,000 was related to increased utilization of third party consultants and subcontractors required to support the increased revenue levels. The remaining increase in expenses resulted from increased staffing and related overheads. The gross margin relative to associated revenues was relatively constant in both periods, calculating at 31.5% for the 1998 quarter and 32.0% for the 1997 quarter.

Sales and marketing. Sales and marketing expenses increased by $544,000, or 54.7% in the 1998 period, as the Company continued to increase its direct coverage in this area, primarily via staffing increases in selected foreign market locations. Marketing expenses related to the promotional and advertising campaign for PROFILE/Anyware increased significantly as well during the 1998 period, with the goal of increasing corporate brand awareness of both Sanchez and PROFILE/Anyware. Despite the increased investment in this area, sales and marketing expenses as a percent of total revenues decreased from 15.7% in the second quarter of 1997 to 13.9% for the June, 1998 quarter, due to the fact that total revenues increased by 74%.

Royalties and sublicense fees. The Company is obligated to pay royalties based on the collection of certain license fees. These obligations have varying expiration terms. The Company also is obligated to pay sublicense and maintenance fees to certain third party licensors, primarily related to treasury and trade finance product offerings. These amounts will vary depending on the applicable revenue components subject to such fees. The $61,000 increase in this expense caption for the 1998 period compared to 1997 is primarily attributable to increased royalty expenses associated with various license fee revenues.

General and administrative. These expenses increased by $592,000, or 90.2% in 1998, due to a number of factors related to the growth of the business including increased staffing and recruiting costs, increased incentive accruals, and additional costs associated with adding a second office facility in Malvern, Pennsylvania. As a percentage of total revenues, general and administrative expenses increased from 10.3% in the June, 1997 quarter to 11.3% in the June, 1998 quarter.

Income tax provision. Taxes in the 1998 second quarter were 33.0% of income before income taxes, as compared to 35.3% in the 1997 quarter. The effective tax rate for first quarter of 1998 was 32.0%. The Company's effective tax rate may vary from period to period based on the Company's expansion into areas of varying country, state and local statutory income tax rates. The 1997 effective rate of 35.3% quoted above was also more significantly impacted in 1997 versus 1998 by the pooling transaction relative to the acquisition of Greystone Software Technology.

Six Months Ended June 30, 1998, Compared to Six Months Ended June 30, 1997

Revenues. Revenues increased $7.9 million, or 67.7%, in 1998, as all revenue categories improved over the same period in the prior year. Product enhancement fee revenues increased by $4.3 million due primarily to funded pre-contract evaluation/development work for Citibank, N.A. License fee revenue increased by $1.3 million or 25.7%, relative to 1997 due to increased project activity in both Western and Central Europe, including a significant account-based license expansion fee for one of the Company's converted clients in Western Europe. These increases were partially offset by a $2.4 million decrease in license fee revenues from the Canadian marketplace, due to completion of certain active projects in that region during 1997. Implementation and consulting service revenues increased by $2.0 million, or 60.3% in 1998 as compared to 1997. Most of this growth is attributable to the increased levels of PROFILE implementation and funded pre-contract evaluation activity in the U.S. marketplace, including Citibank, N.A., The Sumitomo Bank, Ltd. and Federal Home Loan Bank of Pittsburgh. Software maintenance fees increased by 10.8% or $291,000, attributable primarily to an ongoing growth in the customer maintenance base.

Product development. Product development expenses increased $2.1 million or 63.7%, in 1998, due to costs associated with increased staffing, expanded facilities, and other associated overheads. The substantial growth in staffing in this area is due to the ongoing impact of the Company's strategic decision to increase investment in development for various technology projects. During the first six months of 1998, development resources were heavily engaged in various funded evaluation activities for Citibank N.A., as well as certain system performance improvement projects. More specifically, staffing related expenditures (both employees and third party contractors) increased by $1.8 million in the 1998 six month period as compared to 1997.

Product Support. Product support expenses increased by $322,000 or 20.2% in the six months ended June 30, 1998, primarily due to an increase in staffing in 1998 versus 1997, required to support the larger converted client base. Due to the significant increase in total revenues during the 1998 six-month period compared to 1997, product support expenses as a percentage of total revenues decreased to 9.7% in 1998 from 13.6% in 1997.

Implementation and consulting. Implementation and consulting expenses increased by $1.4 million or 62.9% during 1998, in conjunction with a corresponding increase in implementation and consulting revenues of $2.0 million. Of the $1.4 million increase in expenses, $960,000 was related to increased utilization of third party consultants and subcontractors required to support the increased revenue levels. Of the remaining increase in expenses, $213,000 resulted from increased internal staffing. The gross margin relative to associated revenues decreased slightly in the 1998 six month period to 31.2%, as compared to 32.2% in 1997, due to increased utilization of more costly third party resources, although this impact was somewhat offset by more favorable billing rates achieved during the 1998 period.

Sales and marketing. Sales and marketing expenses increased by $916,000, or 50.2% in the 1998 period, as the Company continued to increase its direct coverage in this area by various staffing increases and also increased spending relative to the brand awareness advertising and promotion campaign for PROFILE/Anyware. Due to the fact that total corporate revenues increased 67.7% in the 1998 period, however, sales and marketing expenses as a percent of total revenues decreased from 15.6% in 1997 to 13.9% for 1998.

Royalties and sublicense fees. For the six months ended June 30, 1998, these fees increased nominally by $ 3,000. Royalty expense increased by $149,000 during the 1998 six month period whereas third party sublicense fees decreased by $146,000 in 1998 relative to 1997.

General and administrative. These expenses increased by $956,000, or 79.6%, due to a number of factors related to the growth of the business including increased staffing, increased incentive accruals, and additional costs associated with adding a second office facility in Malvern, Pennsylvania.

Income tax provision. Taxes in 1998 were 32.7% of income before income taxes, as compared to 34.0% in the 1997 six month period. The Company's effective tax rate may vary from period to period based on the Company's expansion into areas of varying country, state and local statutory income tax rates.

Liquidity and Capital Resources

Cash and cash equivalents were $16.4 million at June 30, 1998. Cash flow from operations for the six months ended June 30, 1998 was $4.2 million as compared to $1.2 million for the same period in 1997. The increased rate of cash flow in the 1998 period was primarily attributable to variability in the timing of major contract milestone payments as well as more timely collections on time and material based projects. The Company's days sales in accounts receivable and contracts in process (unbilled receivables) was 106 days at June 30, 1998 as compared to 156 days at December 31, 1997. The Company will continue to focus efforts on further improving its receivable turnaround by involving its project management staff in the collection process, as well as executive management when appropriate.

The Company's business is not capital intensive and capital asset expenditures for the 1998 six month period amounted to $800,000 as compared to $491,000 during the same period in 1997. The increased level of 1998 expenditures is attributable to the significant growth in the employee base as well as certain expenditures related to the outfitting of a second Malvern, Pennsylvania office facility which was occupied as of the last quarter of 1997.

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

The Company believes that its business is generally not seasonal; however, the Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue, earnings and cash flow patterns. This variability is typically driven by significant events which directly impact the recognition and billing of project related revenues. Examples of such events include the timing of new business contract closings and the initiation of license and service fee revenue recognition, "one-time" payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users), and completion of a significant implementation project roll out and the related revenue recognition. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the project, length of contract negotiations, and general economic conditions in a particular sales prospect's country of origin. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter.

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

                        SANCHEZ COMPUTER ASSOCIATES, INC.


PART II - OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 20, 1998, the Annual Meeting of Shareholders of the Company was held at which the following matters were submitted to and the requisite number of shares of Common Stock of the Company were voted on by the stockholders, with the results set forth below:

a) The following persons were elected to the Board of Directors to serve as directors until the next annual meeting of shareholders in 1999, and until their respective successors are duly elected and qualified. Each person received the number of votes set forth next to their names below:

                       PROPOSAL I - ELECTION OF DIRECTORS

                                             For                     Withheld
                                         ----------                  --------
             Michael A. Sanchez          10,475,063                     8,823
             Frank R. Sanchez            10,474,973                     8,913
             Ronald J. Zlatoper          10,475,473                     8,413
             Warren V. Musser            10,474,723                     9,163
             Lawrence Chimerine          10,474,883                     9,003
             Kailash C. Khanna           10,475,463                     8,423
             John D. Loewenberg          10,473,703                    10,183
             Ira M. Lubert               10,475,203                     8,683
             Thomas C. Lynch             10,475,305                     8,581

PROPOSAL II - PROPOSAL TO ADOPT THE SANCHEZ COMPUTER ASSOCIATES, INC EMPLOYEE
                           STOCK PURCHASE PLAN

b) The shareholders approved and adopted the Sanchez Computer Associates, Inc Employees Stock Purchase plan ("the Plan") and as a result of the adoption of the Plan, the Board authorized an aggregate of 300,000 shares of authorized, unissued shares of Common Stock of the Company, no par value be reserved for issuance. The votes cast for and against and the number of abstentions are set forth below:


                                           FOR         AGAINST      ABSTAINING
                                       ----------    ----------     ----------
        Votes to Approve the Plan      10,039,619      70,110         23,901


PROPOSAL III - PROPOSAL TO AMEND THE COMPANY'S ARTICLES TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK FROM 50,000,000 TO 75,000,000

c) The votes cast for and against and the number of abstentions are set forth below:


                                           FOR         AGAINST      ABSTAINING
                                       ----------    ----------     ----------
        Votes to amend the
        Company's Articles              9,902,572     196,716         34,342


ITEM 5:  OTHER INFORMATION

         Shareholders intending to present proposals at the next Annual Meeting of Shareholders to be held in 1999 must notify the Company of the proposal no later than December 21, 1998 if they wish to include the proposal on the Company's proxy card and, along with any supporting statement, in the Company's proxy statement. As to any proposal presented by a shareholder at the Annual Meeting of Shareholders that has not been included in the Proxy Statement, the management proxies will be allowed to use the discretionary voting authority unless notice of such proposal is received by the Company no later than March 6, 1999.

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

                                 SANCHEZ COMPUTER ASSOCIATES, INC.


                                         /s/ Joseph F. Waterman
                                 ---------------------------------------
                                 Joseph F. Waterman
                                 Senior Vice-President and
                                 Chief Financial Officer


Date: August 13, 1998