Form 10-Q
period 1998-09-30
SANCHEZ COMPUTER ASSOCIATES INC
filed 1998-11-16
CIK 1022926

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              September 30, 1998
                               -------------------------------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _______________________


                         Commission file number 0-21705


                        SANCHEZ COMPUTER ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Pennsylvania                           23-2161560
-------------------------------       ------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
 Incorporation or Organization)


40 Valley Stream Parkway, Malvern, PA                     19355
-------------------------------------                   ----------
(Address of Principal Executive Offices)                (Zip Code)



Registrant's Telephone Number, Including Area Code:     (610) 296-8877
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


As of October 31, 1998, there were outstanding 11,710,321 shares of the issuer's Common Stock, no par value.

                       SANCHEZ COMPUTER ASSSOCIATES, INC.

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998






                          PART I: FINANCIAL INFORMATION





ITEM 1:      FINANCIAL STATEMENTS

                                                                        Page No.
CONSOLIDATED BALANCE SHEETS
September 30, 1998 (Unaudited) and December 31, 1997                      3


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     Three and Nine Months Ended September 30, 1998 and 1997              4


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     Nine Months Ended September 30, 1998 and 1997                        5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                    6


ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8


                           PART II: OTHER INFORMATION



ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K                            14


SIGNATURES                                                               15




                        Sanchez Computer Associates, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)


                            ASSETS                           September 30, December 31,
                                                                  1998         1997
                                                              ------------  -----------
                                                               (UNAUDITED)
Current assets
   Cash and cash equivalents                                    $ 18,509    $ 12,827
   Receivables, less allowance of $313 and $543, respectively      6,873       8,884
   Contracts in process                                            7,883       6,249
   Prepaid and other current assets                                1,002       1,401
                                                              ------------  -----------
               Total current assets                               34,267      29,361

Property and equipment
   Equipment                                                       3,963       3,137
   Furniture and fixtures                                            730         579
   Leasehold improvements                                            403         216
                                                              ------------  -----------
                                                                   5,096       3,932
Accumulated depreciation and amortization                         (2,670)     (2,113)
                                                              ------------  -----------
   Net property and equipment                                      2,426       1,819

Capitalized software costs, net of amortization of $1,910 at
  September 30, 1998 and $1,610 at December 31, 1997                 972       1,022

Investments                                                        1,532       1,020
                                                              ------------  -----------
               Total assets                                     $ 39,197    $ 33,222
                                                              ------------  -----------
                                                              ------------  -----------
                                  LIABILITIES
Current liabilities
   Current debt obligations                                     $    271    $    440
   Accounts payable, trade                                         1,044       1,279
   Accrued expenses                                                5,292       2,802
   Deferred revenue                                                3,025       4,240
                                                              ------------  -----------
               Total current liabilities                           9,632       8,761

Deferred revenue                                                     260         781
Long-term debt-net of current portion                                120          94
Other long-term liabilities                                          362         353
                                                              ------------  -----------
               Total liabilities                                  10,374       9,989

Commitments (Note E)

                              SHAREHOLDERS EQUITY
Common stock, no par value
   Authorized - 75,000,000 shares
   Issued and outstanding 11,670,492 and 11,154,188 shares at
     September 30, 1998 and December 31, 1997, respectively          117         112
Additional paid-in capital                                        19,642      18,769
Retained earnings                                                  9,336       4,689
Notes due on common stock purchases                                 (272)       (337)
                                                              ------------  -----------
               Total shareholders equity                          28,823      23,233
                                                              ------------  -----------
               Total liabilities and shareholders equity        $ 39,197    $ 33,222
                                                              ------------  -----------
                                                              ------------  -----------






                See notes to consolidated financial statements.

                        Sanchez Computer Associates, Inc.
                      Consolidated Statements of Operations
                      (in thousands, except share amounts)
                                   (UNAUDITED)


                                      Three Months Ended September 30,            Nine Months Ended September 30,
                                      --------------------------------            -------------------------------
                                               1998      1997                             1998      1997
                                               ----      ----                             ----      ----

Revenues
   Software license fees                    $ 4,113   $ 4,186                          $10,676   $ 9,408
   Product enhancement fees                   3,384       166                            8,186       659
   Implementation and consulting services     2,812     2,691                            8,148     5,830
   Software maintenance fees                  1,805     1,320                            4,785     4,198
                                            -------   -------                          -------   -------
      Total revenues                         12,114     8,363                           31,795    20,095

Operating expenses
   Product development                        3,026     2,046                            8,449     5,359
   Product support                            1,027       826                            2,942     2,418
   Implementation and consulting              1,724     1,884                            5,397     4,140
   Sales and marketing                        1,510     1,100                            4,249     2,923
   Royalties and sublicense fees                268        73                              695       497
   General and administrative                 1,624       945                            3,781     2,146
                                            -------   -------                          -------   -------
      Total operating expenses                9,179     6,874                           25,513    17,483
                                            -------   -------                          -------   -------
Income from operations                        2,935     1,489                            6,282     2,612

Interest income, net                            212       235                              636       692
                                            -------   -------                          -------   -------
Income before income taxes                    3,147     1,724                            6,918     3,304

Income tax provision                          1,039       575                            2,271     1,111
                                            -------   -------                          -------   -------
Net income                                  $ 2,108   $ 1,149                          $ 4,647   $ 2,193
                                            -------   -------                          -------   -------
                                            -------   -------                          -------   -------

Basic earnings per share                    $ 0.18    $ 0.10                           $  0.41   $  0.20

Diluted earnings per share                  $ 0.17    $ 0.10                           $  0.38   $  0.18

Average common shares
outstanding                                 11,661    11,056                            11,461    11,002

Average common and
dilutive shares outstanding                 12,313    12,052                            12,240    11,875








                 See notes to consolidated financial statements.

                        Sanchez Computer Associates, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (UNAUDITED)


                                                    Nine Months Ended September 30,
                                                    -------------------------------
                                                            1998        1997
                                                            ----        ----
Cash flows from operating activities
   Net income                                           $  4,647    $  2,193
   Adjustments to reconcile net income to cash
     provided by operating activities
      Depreciation and amortization                        1,075         708
      Bad debt expense                                       100
      Other                                                   26           1
Cash provided (used) by changes in
    operating assets and liabilities
   Accounts receivable                                     1,911        (513)
   Contracts in process                                   (1,634)     (5,124)
   Prepaid and other current assets                          399       1,131
   Accounts payable and accrued expenses                   2,255       1,823
   Deferred revenues                                      (1,736)       (835)
                                                          ------        ----
Cash provided by (used in)  operating activities           7,043        (616)

Cash flows from investing activities
   Investments                                              (513)
   Capitalized computer software costs                      (250)       (262)
   Capital expenditures                                   (1,398)       (687)
                                                          ------        ----
Cash used in investing activities                         (2,161)       (949)
Cash flows from financing activities
   Repayment of notes due on common stock purchases           65         286
   Borrowings under line of credit agreement                              70
   Principal payments under capital lease obligations                    (40)
   Principal payments under long-term notes                 (142)       (462)
   Proceeds from exercise of stock options                   877         279
                                                          ------        ----
Cash provided by financing activities                        800         133
                                                          ------        ----
Increase (decrease) in cash and cash equivalents           5,682      (1,432)
Cash and cash equivalents at beginning of period          12,827      15,531
                                                          ------      ------
Cash and cash equivalents at end of period              $ 18,509    $ 14,099
                                                        --------    --------
                                                        --------    --------
Supplemental cash flow information
Interest paid                                           $     29    $     51
Income taxes paid                                       $  1,790    $    252









                See notes to consolidated financial statements.

                        Sanchez Computer Associates, Inc.
              Notes to Unaudited Consolidated Financial Statements


(A.)   Basis of Presentation

         The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. (the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In February of 1998, the Company acquired 100% of the outstanding shares of Greystone Technology Corporation ("Greystone") and its wholly owned subsidiary in exchange for 84,050 shares of Sanchez common stock. The acquisition of Greystone was accounted for using the pooling of interest method of accounting. All prior period consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of the acquired company. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the full year.

(B.)   Cash and Cash Equivalents

         Cash and cash equivalents at September 30, 1998 included amounts on deposit with Safeguard Scientifics, Inc. ("Safeguard"), a shareholder of the Company, in conjunction with a note agreement dated June 12, 1997. The demand note provides for borrowings by Safeguard from the Company of up to a maximum of $12 million on a revolving basis at Safeguard's effective borrowing rate minus .75%. This rate is higher than the Company is currently earning on its money market investments. At September 30, 1998 advances to Safeguard amounted to $11.3 million. Interest income from these advances amounted to $536,000 during the first nine months of 1998.

(C.)   Client Revenue Data

         Revenue derived from customers in various geographic regions for the three and nine month periods ended September 30, 1998 and 1997 is as follows (in thousands):

                                        --------------------------------- ---------------------------------
                                        Three months ended September 30,  Nine months ended September 30,
                                        --------------------------------- ---------------------------------
                                        ---------------- ---------------- ---------------- ----------------
                                                   1998             1997             1998             1997
           ---------------------------- ---------------- ---------------- ---------------- ----------------
           U.S. and Caribbean                  $  6,315         $  2,242          $14,257         $  3,330
           Central Europe                         2,484            1,861            7,823            6,450
           Western Europe                         2,594              857            6,142            1,641
           Canada                                   691            2,481            2,998            6,632
           Asia-Pacific Rim                          30              922              575            2,042
                                        ---------------- ---------------- ---------------- ----------------
                                                $12,114         $  8,363          $31,795          $20,095
           ---------------------------- ---------------- ---------------- ---------------- ----------------


  (D.)  Earnings Per Share

         Basic earnings per share has been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted-average common and diluted shares outstanding. The following table provides a reconciliation of weighted-average common shares outstanding to weighted-average common and dilutive shares outstanding (in thousands).

                                               ------------------------------- ------------------------------
                                                Three months ended September    Nine months ended September
                                                            30,                             30,
                                               ------------------------------- ------------------------------
                                                         1998            1997            1998           1997
           ----------------------------------- --------------- --------------- --------------- --------------
           Common shares outstanding                   11,661          11,056          11,461         11,002
           Diluted shares outstanding
             Warrants                                                     324             135            307
             Options                                      652             672             644            566
                                               --------------- --------------- --------------- --------------
           Total common and dilutive shares            12,313          12,052          12,240         11,875
           ----------------------------------- --------------- --------------- --------------- --------------



         Average common and dilutive shares outstanding are computed using the weighted-average number of shares of common and common equivalent shares (stock options and warrants) for each period.

(E.)   Commitments

         Commitments at September 30, 1998 were substantially the same as those disclosed in Note 8 of the Notes to Consolidated Financial Statements as of December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Overview

        The Company designs, develops, markets, implements and supports comprehensive banking software, called PROFILE(R), for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of three integrated modules which operate on open, client/server platforms. The primary module, called PROFILE/Anyware, is a multi-currency transaction processing system which supports deposit, loan, customer and bank management requirements through multiple distribution channels, including the Internet. The other modules are PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system and PROFILE for Windows, a graphical user interface for PROFILE/Anyware. The PROFILE system is currently licensed to 35 clients in 13 countries serving in excess of 350 financial institutions.

        The Company derives its revenues from license fees, recurring maintenance fees and professional services fees related to its software products. License and service fees are paid in stages upon the completion by the Company of certain defined deliverables. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method. Typically, the client implementation projects to which these fees relate have a 10 to 15 month duration. Recurring maintenance fees are normally billed annually in advance and recognized into revenue ratably over the period covered.

        The Company's operating results for the third quarter and nine months ended September 30, 1998 reflected significant increases in both revenues and net income compared to the same period in 1997. Revenues for the quarter ended September 30, 1998 increased 45% to $12.1 million, compared to $8.4 million recorded for the same period in 1997. In addition, net earnings for the quarter totaled $2.1 million or $.17 per diluted share, compared to $1.1 million or $.10 per diluted share for the same period in 1997, an increase in earnings per diluted share of 70%. For the nine month period ended September 30, 1998, the Company posted revenue of $31.8 million, a 58% increase over revenues of $20.1 million for the same period in 1997. Net earnings for the first nine months totaled $4.6 million or $.38 per diluted share, compared to $2.2 million or $.18 per diluted share for the same period in 1997; earnings per diluted share increased 111% in the first nine months of 1998.

        The Company's estimated backlog at September 30, 1998 amounted to $37.1 million. The components of the backlog were $13.2 million for software license, product enhancement and implementation and consulting revenues and $23.9 million for maintenance and support. The Company anticipates recognizing $18.6 million of this backlog over the next twelve months. At December 31, 1997, the Company's estimated backlog amounted to $34.7 million, consisting of $12.4 million for software license, product enhancement and implementation and consulting revenues and $22.3 million for maintenance and support.

        During the quarter, the Company announced the signing of a Global Partnership Agreement with International Business Machines Corp. ("IBM") The agreement provides for joint sales and marketing efforts, with IBM personnel undergoing training in the use of Sanchez's products. In addition, implementation specialists from IBM will assume responsibility for the installation of the PROFILE system for certain joint customers worldwide, as well as provide technical support to clients.

Results of Operations

The following table sets forth for the periods indicated selected statement of operations data:

                                       -----------------------------------       ------------------------------------
                                                 Quarter Ended                            Nine Months Ended
                                                 September 30,                              September 30,
                                       -----------------------------------       ------------------------------------
Dollars in thousands                            1998           1997                       1998           1997
                                       ----------------- -----------------       ----------------- ------------------
Revenues
  Software license fees                        $   4,113      $     4,186             $    10,676       $      9,408
   Product enhancement fees                        3,384              166                   8,186                659
   Implementation and consulting
     services                                      2,812            2,691                   8,148              5,830
   Software maintenance fees                       1,805            1,320                   4,785              4,198
                                       ----------------- -----------------       ----------------- ------------------
     Total revenues                            $ 12,114       $     8,363             $    31,795       $     20,095
                                       ----------------- -----------------       ----------------- ------------------
                                       ----------------- -----------------       ----------------- ------------------
Percentage Relationship to Total
Revenues
Revenues
   Software license fees                          34.0%           50.0%                     33.6%             46.8%
   Product enhancement fees                       27.9             2.0                      25.8               3.3

   Implementation and consulting
     services                                     23.2            32.2                      25.6              29.0
   Software maintenance fees                      14.9            15.8                      15.0              20.9
                                       ----------------- -----------------       ----------------- ------------------
     Total revenues                              100.0           100.0                     100.0             100.0

Operating expenses
   Product development                            25.0            24.4                      26.6              26.7
   Product support                                 8.5             9.9                       9.2              12.0
  Implementation and consulting                   14.2            22.5                      17.0              20.6
  Sales and marketing                             12.5            13.2                      13.3              14.5
  Royalties and sublicense fees                    2.2              .9                       2.2               2.5
  General and administrative                      13.4            11.3                      11.9              10.7
                                       ----------------- -----------------       ----------------- ------------------
     Total operating expenses                     75.8            82.2                      80.2              87.0

   Income from operations                         24.2            17.8                      19.8              13.0
   Interest income, net                            1.8             2.8                       2.0               3.4
                                       ----------------- -----------------       ----------------- ------------------
   Income before income taxes                     26.0            20.6                      21.8              16.4
    Income tax provision                           8.6             6.9                       7.1               5.5
                                       ----------------- -----------------       ----------------- ------------------
   Net income                                     17.4%           13.7%                     14.7%             10.9%
                                       ----------------- -----------------       ----------------- ------------------
                                       ----------------- -----------------       ----------------- ------------------





Three Months Ended September 30, 1998, Compared to Three Months Ended September 30, 1997

Revenues. Revenues increased $3.8 million, or 44.9%, in the third quarter of 1998 as compared to the third quarter of 1997. The most significant growth was in the product enhancement category, which increased by $3.2 million in the 1998 September quarter. The majority of this increase was driven by funded development work for Citibank, N.A. and a Western European financial institution. License fee revenues decreased by $73,000 or 1.7%, relative to the third quarter of 1997. The decrease in license fee revenues was primarily the result of the reduced 1998 license fees from the Canadian marketplace due to the completion of a project in that region during 1997. The decrease in Canada was offset by an increase in license fees in Central and Western Europe as well as in the U.S. Implementation and consulting service revenues increased by $121,000, or 4.5% in 1998 as compared to 1997. This increase was due to there being 12 active PROFILE implementation projects in process during the third quarter of 1998, as compared to 10 during the 1997 third quarter. There were significant increases in this category in both the U.S. and Western Europe, totaling $1.2 million, which were partially offset by lower revenues in the Asia-Pacific Rim, Canada and Central Europe. Software maintenance fees increased by 36.7% or $485,000 in the 1998 third quarter, due to an overall increase in the Company's supported client base.

Product development. Product development expenses increased $980,000 or 47.9% in the third quarter of 1998, due to costs associated with increased staffing , expanded facilities and other associated overhead costs. During the 1998 third quarter, there were approximately 132 full time equivalents employed in this area, as compared to approximately 92 full time equivalents in the 1997 third quarter. The substantial growth in staffing in this area is due to the ongoing impact of the Company's strategic decision to increase investment in development for various technology projects. The most significant of these investments during the third quarter of 1998 related to enhancement projects for Citibank, N.A., as discussed above in the revenue section. Despite the significant increased investment in this category, the percent relationship to total revenues increased only slightly from 24.4% in the third quarter of 1997 to 25.0% in the third quarter of 1998, due to the significant growth in revenues in the 1998 period as compared to 1997.

Product Support. Product support expenses increased by $201,000, or 24.3%, in the quarter ended September 30, 1998, primarily due to an increase in the average number of employees required to support the larger converted client base in 1998 relative to 1997. Due to the sharp increase in quarterly revenues, product support expenses as a percentage of total revenues dropped to 8.5% in the 1998 third quarter vs. 9.9% in the 1997 third quarter.

Implementation and consulting. Implementation and consulting expenses decreased by $160,000, or 8.5% during the third quarter of 1998 despite the fact that associated implementation and consulting revenue increased by $121,000. The expense decrease was attributable to lower non-billable travel expenses and also decreased use of third-party consultants billed through Sanchez. These expense decreases were partially offset by increases due to additional staffing. The gross margin relative to associated revenues increased to 38.7% for the 1998 third quarter as compared to 30.0% for the 1997 third quarter due to the 1998 expense reductions described above as well as more favorable billing rates achieved in the 1998 third quarter.

Sales and marketing. Sales and marketing expenses increased by $410,000, or 37.3% in the 1998 period, as the Company continued to increase its direct coverage in this area, primarily via staffing increases in selected foreign market locations. Despite the increased investment in this area, sales and marketing expenses as a percent of total revenues decreased from 13.2% in the third quarter of 1997 to 12.5% for the same period in 1998, due to increased total revenues.

General and administrative. These expenses increased by $679,000, or 71.9% in 1998, due to a number of factors related to the growth of the business including increased staffing and recruiting costs, increased incentive accruals, and additional costs associated with adding a second office facility in Malvern, Pennsylvania. As a percentage of total revenues, general and administrative expenses increased from 11.3% in the September, 1997 quarter to 13.4% in the September, 1998 quarter.

Income tax provision. Taxes in the 1998 third quarter were 33.0% of income before income taxes, as compared to 33.4% in the 1997 quarter. The Company's effective tax rate may vary from period to period based on the Company's expansion into areas of varying country, state and local statutory income tax rates.

Nine Months Ended September 30, 1998, Compared to Nine Months Ended September 30, 1997

Revenues. Revenues increased $11.7 million, or 58.2%, during the nine months ended September 30, 1998, as all revenue categories improved over the same period in 1997. Product enhancement fee revenues increased by $7.5 million due primarily to funded pre-contract evaluation/development work for Citibank, N.A. and a Western European financial institution. License fee revenue increased by $1.3 million or 13.5%, relative to the first nine months of 1997 due to increased project activity in the U.S., Western Europe and Central Europe, as well as account-based license expansion fees in Western Europe. These increases were partially offset by a $4.1 million decrease in license fee revenues from the Canadian marketplace, due to completion of certain active projects in that region during the first nine months of 1997. Implementation and consulting service revenues increased by $2.3 million, or 39.8% in 1998 as compared to 1997. Most of this growth is attributable to the increased levels of PROFILE implementation and funded pre-contract evaluation activity in the U.S. marketplace, including Citibank, N.A., The Sumitomo Bank, Ltd. and Federal Home Loan Bank of Pittsburgh. Software maintenance fees increased by 14.0% or $587,000, attributable primarily to an ongoing growth in the customer maintenance base.

Product development. Product development expenses increased $3.1 million or 57.7%, in the first nine months of 1998, due to costs associated with increased staffing, expanded facilities, and other associated overhead costs. The substantial growth in staffing in this area is due to the ongoing impact of the Company's strategic decision to increase investment in development for various technology projects. During the first nine months of 1998, development resources were heavily engaged in various funded evaluation activities for Citibank N.A., as well as certain system performance improvement projects. More specifically, staffing related expenditures increased by $2.4 million in the 1998 nine month period as compared to 1997. Despite the increased investment in this category, the percent relationship to total revenues increased only slightly from 26.7% in 1997 to 26.6% in 1998, due to the significant growth in revenues for the first nine months of 1998 as compared to the first nine months of 1997.

Product Support. Product support expenses increased by $524,000 or 21.7% in the nine months ended September 30, 1998, primarily due to an increase in staffing in 1998 versus 1997 required to support the larger converted client base. Due to the significant increase in total revenues during the 1998 nine-month period compared to 1997, product support expenses as a percentage of total revenues decreased to 9.2% in 1998 from 12.0% for the same period of 1997.

Implementation and consulting. Implementation and consulting expenses increased by $1.3 million or 30.4% during the first nine months of 1998, in conjunction with a corresponding increase in implementation and consulting revenues of $2.3 million. Of the $1.3 million increase in expenses, $873,000 was related to increased utilization of third party consultants and subcontractors required to support the increased revenue levels. Of the remaining increase in expenses, $230,000 resulted from increased internal staffing. The gross margin relative to associated revenues increased in the 1998 nine month period to 33.8%, as compared to 29.0% for the same period of 1997, due to more favorable billing rates achieved in 1998.

Sales and marketing. Sales and marketing expenses increased by $1.3 million, or 45.4% in the first nine months of the 1998 period, as the Company continued to increase its direct coverage in this area by various staffing increases and increased spending relative to the brand awareness advertising and promotion campaign for PROFILE/Anyware. Due to the increase in total revenues in the 1998 period, however, sales and marketing expenses as a percent of total revenues decreased from 14.5% in 1997 to 13.3% for 1998.

General and administrative. These expenses increased by $1.6 million, or 76.2%, due to a number of factors related to the growth of the business including: increased staffing, increased incentive accruals, and additional costs associated with adding a second office facility in Malvern, Pennsylvania during the third quarter of 1997.

Income tax provision. Taxes in 1998 were 32.8% of income before income taxes, as compared to 33.6% in the 1997 nine month period. The Company's effective tax rate may vary from period to period based on the Company's expansion into areas of varying country, state and local statutory income tax rates.

Year 2000

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 failures. Accordingly, the Company has been actively evaluating the impact of the Year 2000 on both its PROFILE product line as well as its internal systems and hardware. Relative to the PROFILE product line, all versions of PROFILE sold and installed since late 1996 are Year 2000 compliant upon completion of installation and testing by the clients. Further, due to system retrofits provided for the Company's Canadian credit union clients during 1997 and early 1998, the Company believes that these systems will be Year 2000 compliant upon completion of installation and testing by the clients.. The cost to the Company of the Canadian version retrofits was approximately $200,000. All other clients using software installed prior to late 1996 are entitled to receive upgraded Year 2000 compliant software as part of their software support agreements with the Company, and they have been encouraged to upgrade. For the most part, these clients have upgraded (or otherwise remediated) or are scheduled to upgrade in a timely manner. To the extent the Company gets directly involved in any such upgrade process, the client pays for professional services and expenses. Accordingly, the Company believes it will not be materially impacted by the Year 2000 situation relative to any of its product offerings.

As to its own internal software systems and hardware (including IT and non-IT systems), the Company has identified and reviewed all key areas, and believes that there is no significant exposure to the Year 2000 issue. The cost of upgrading or replacing certain non-compliant hardware and software (for the remaining non-critical functions) is estimated to be less than $100,000. These upgrades and replacements should be completed by early 1999.

In light of the above information, the Company does not anticipate any serious Year 2000 problems. The Company will, however, continue to assess this situation and develop contingency plans as necessary. The Company's expectations with respect to these Year 2000 issues are based on the assumption that there will be no general failure of external systems (including power, communications, transportation, or financial systems) necessary for the ordinary conduct of business.

Liquidity, Capital Resources and Other

Cash and cash equivalents were $18.5 million at September 30, 1998. Cash flow from operations for the nine months ended September 30, 1998 was $7.0 million as compared to ($616,000) for the same period in 1997. The increased rate of cash flow in the 1998 period was primarily attributable to variability in the timing of major contract milestone payments as well as more timely collections on time and material based projects. The Company's days sales in accounts receivable and contracts in process was 110 days at September 30, 1998 as compared to 156 days at December 31, 1997. The Company will continue to focus efforts on further improving its receivable turnaround by involving its project management staff in the collection process, as well as executive management when appropriate.

The Company's business is not capital intensive and capital asset expenditures for the 1998 nine month period amounted to $1.4 million as compared to $687,000 during the same period in 1997. The increased level of 1998 expenditures is attributable to the significant growth in the employee base as well as certain expenditures related to the outfitting of a second Malvern, Pennsylvania office facility which was occupied as of the last quarter of 1997.

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

The Company believes that its business is generally not seasonal; however, the Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue, earnings and cash flow patterns. This variability is typically driven by significant events which directly impact the recognition and billing of project related revenues. Examples of such events include the timing of new business contract closings and the initiation of license and service fee revenue recognition, "one-time" payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users), and completion of implementation project roll outs and the related revenue recognition. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the project, length of contract negotiations, and general economic conditions in a particular sales prospect's country of origin. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter.

The Company's forward-looking statements about its revenues, earnings and business development have been derived from its operating budgets and forecasts, which are based upon detailed assumptions about many important factors. Several important factors may cause the Company's actual results to differ materially from those contemplated by any forward-looking statements made by the Company. These factors include the course of business in the financial services industry, competition among software companies serving that industry, the Company's management of the long sales cycle for its products, the timing of new contract closings and other significant events of revenue recognition affecting the Company's quarterly results, the development of the Direct, Emerging and Top-Tier Banking Markets, market acceptance of the Company's products within these markets and the Company's ability to continue to improve its products.

                        SANCHEZ COMPUTER ASSOCIATES, INC.



PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                Exhibit 27 - Financial Data Schedule

           (b)  Reports on Form 8-K

                A report on Form 8-K, dated August 7, 1998, was filed during the three months ended September 30,1998 reporting the dismissal of auditors. This item was reported under Item 4 of such Form 8-K.


No other applicable items.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SANCHEZ COMPUTER ASSOCIATES, INC.


                              /s/ Joseph F. Waterman
                              -------------------------------------------------
                              Joseph F. Waterman
                              Senior Vice-President and Chief Financial Officer


Date: November 16, 1998