Form 10-K
period 1998-12-31
SANCHEZ COMPUTER ASSOCIATES INC
filed 1999-03-31
CIK 1022926

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

      For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____ to _____

Commission file number  000-21705

                        SANCHEZ COMPUTER ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Pennsylvania                                    23-2161560
-----------------------------                      ------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

 40 Valley Stream Parkway, Malvern, PA                    19355
----------------------------------------           ------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:         (610) 296-8877
                                                          ---------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                               -------------------

                           Common Stock, no par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of shares of Common Stock held by non-affiliates (based on the closing price on NASDAQ) on March 19, 1999 was approximately $103.3 million.

The number of shares of registrant's Common Stock outstanding as of March 19, 1999 was 11,748,550 shares.

                       Documents Incorporated by Reference

Portions of registrant's Proxy Statement relating to the annual meeting of shareholders of registrant to be held on May 19, 1999 are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K. Registrant expects to file the Proxy Statement within 120 days after the end of the year covered by this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Form 10-K.

                              SANCHEZ COMPUTER ASSOCIATES, INC.

                                      INDEX TO FORM 10-K
                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     ITEM                                                                  PAGE
     NO.                                                                    NO.
  ---------                              Part I                           -----

      1.        Business................................................     3
      2.        Properties..............................................    18
      3.        Legal Proceedings.......................................    18
      4.        Submission of Matters to a Vote of Security Holders.....    18
      4 A.      Executive Officers of the Registrant....................    18

                                        Part II

                Market for Registrant's Common Equity and Related
      5.        Stockholder Matters.....................................    21
      6.        Selected Financial Data.................................    22
                Management's Discussion and Analysis of Financial
      7.        Condition and Results of Operations.....................    22
                Quantitative and Qualitative Disclosures About Market
      7 A.      Risk....................................................    28
      8.        Financial Statements and Supplementary Data.............    29
                Changes in and Disagreements with Accountants on
      9.        Accounting and Financial Disclosure.....................    46

                                        Part III

     10.        Directors and Executive Officers of the Registrant......    46
     11.        Executive Compensation..................................    46
                Security Ownership of Certain Beneficial Owners and
     12.        Management..............................................    46
     13.        Certain Relationships and Related Transactions..........    46

                                        Part IV

                Exhibits, Financial Statement Schedules and Reports on
     14.        Form 8-K................................................    47

                                                PART I

Item 1. Business.

Based in Malvern, Pennsylvania with offices in Warsaw, Singapore, Prague and Chester (U.K.), Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") designs, develops, markets, implements and supports comprehensive banking software, called PROFILE(R) ("PROFILE"), for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of several integrated modules which operate on open, client/server platforms. The principal product is PROFILE/Anyware, a highly flexible, multi-currency bank production system which supports deposit, loan, customer, transaction processing and bank management requirements through multiple distribution channels, including the Internet. The comprehensive PROFILE product family also includes: PROFILE for Windows, a native Windows
(R) client application for customer service and teller functions; PROFILE/FMS (Financial Management System), a multi-company, multi-currency, cost centered-based accounting system; and PROFILE/ODBC, an open connectivity database driver. In addition, in conjunction with the purchase in early
1999 of ArTech Financial Technology Services, L.L.C., the Company announced the addition of a significant new service offering called e-PROFILE.com ("e-PROFILE"), designed to provide financial services providers with the ability to offer differentiated direct banking services to customers through a dedicated e-banking service utility. The Company believes that e-PROFILE will provide a new and significant avenue by which the PROFILE product can be introduced to top-tier institutions with a lower initial capital hurdle, rapid time-to-market and effectively no disruption to existing legacy systems. The Company believes that the growth of electronic commerce will result in a large increase in the volume of financial transactions which occur on line, as well as a greater demand for customized products and services. The Company believes that the widely-reported increases in the number of shoppers buying gifts on line during the 1998 holiday season, for example, provides ample evidence of the growing significance of e-commerce. Furthermore, the Company believes that the capabilities of PROFILE, particularly the e-PROFILE service offering, will provide financial services providers with the technology to strategically respond to this consumer banking evolution with a minimal "up-front" investment and the ability to quickly enter the market with selected product offerings in a 30- to 90- day time period. Under this model, the Company will be partnering with leading-edge third party technology partners for each component in the e-PROFILE solution. From Web browser applications to data warehousing capabilities, financial service customers utilizing e-PROFILE will have a choice of various technology options with each component of their customized solution. This "menu-driven" approach will allow subscribers to tailor their e-PROFILE environment to best suit their particular customer base and marketing objectives. All PROFILE products utilize a development and database technology supported by Greystone Technology Corporation. The Company purchased Greystone in early 1998, and subsequently relocated all Greystone employees to the Company's Malvern, Pennsylvania headquarters. The PROFILE system is currently licensed to 37 clients in 14 countries serving in excess of 350 financial institutions. Currently, the Company is targeting three market segments: the Top-Tier Banking Market (defined as the top 1,000 global banks), where the Company is seeking to build on its current client base and establish itself as a market leader; the Direct Banking Market, where the company looks to expand upon its prior successes and in particular looks to win market share via its newly announced e-PROFILE offering; and the Emerging Banking Market in which the Company seeks to expand on its current market share, particularly relative to its market leadership role in Central Europe.

The Company's central focus will continue to be the Top-Tier Banking Market, where the Company has made significant inroads during both 1997 and 1998. The Top-Tier Banking Market is defined by the Company as encompassing the 1,000 largest global and regional banks in the world. The Company believes that the systems architecture in most top-tier banks is significantly outdated, and that many of these institutions are actively evaluating replacements for their traditional legacy software environments. New market factors such as the growth in electronic commerce and bank channel proliferation are helping to fuel these evaluations. The Company believes it has the opportunity to become a leading replacement alternative in the Top-Tier Banking Market, based upon the flexible and integrated architecture of its PROFILE/Anyware product. Further, the newly announced e-PROFILE service center offering will provide a new and significant avenue by which the PROFILE product can be introduced to top-tier banks, with the significant benefits of a limited initial capital hurdle, rapid time-to-market, and effectively no disruption to existing "legacy" systems. Additionally, the Company believes that its ability to provide a single core processing system which can be utilized worldwide as opposed to supporting different systems in each marketplace is a significant advantage for large multi-national financial institutions.

Beginning in 1997 the Company successfully expanded its business into the Direct Banking Market. The Company defines the Direct Banking Market as the on line retail banking business conducted via alternate distribution channels by large financial services institutions located throughout the world. These large financial service institutions are not limited to traditional banks, as various forms of "non-bank" organizations such as insurance companies, credit card companies and brokerage firms look to retain and ultimately expand upon their traditional client bases by offering "banking-like" products via direct banking channels. The Company believes that more and more organizations recognize that the emergence of electronic commerce, together with the availability and acceptance of computer technology, will ultimately cause a dramatic change in the consumer banking practices of many of their customers. The Company predicts that the growth of electronic commerce will result in a large increase in the volume of financial transactions which occur on line as well as a greater demand for customized products and services.

Financial service organizations in the Emerging Banking Market can generally be characterized as being located in areas with growing consumer banking bases, often with a large number of branches and little enterprise-wide automation. Sanchez, through the implementation of its PROFILE products, provides these organizations with a fully automated system which addresses all core areas of their data processing requirements, including head office operations, domestic and international payments, new product introduction, customer analysis, budgeting and forecasting, branch automation and deposit and loan processing. The PROFILE products have the ability to adapt to diverse accounting, operational and regulatory environments and have the flexibility to support a broad spectrum of banking products and services. Because the PROFILE products are scalable, they can be implemented within an infrastructure that supports an organization's current operational requirements and, thereafter, be incrementally expanded as the client's operational requirements increase. From 1991 through 1996, the Company principally targeted banks in Central Europe; subsequently in 1996, the Company expanded its marketing efforts to include large global financial services organizations as well as emerging market opportunities located in the Asia-Pacific Rim. During 1998, the Company formed a joint venture with Capital Services, Inc., a financial services and distribution company based in Bombay, India. The newly formed company, named Sanchez/Capital Services will have PROFILE distribution rights throughout India and portions of the Middle East. During 1999, the Company also expects to enter the South American marketplace, which has recently generated significant sales prospect activity, and in which there appears to be no dominant vendor at this time.

The Company has established and maintained strategic alliance/partnering agreements with Compaq Computer Corporation ("Compaq", previously Digital Equipment Corporation) since 1987, Hewlett-Packard ("Hewlett-Packard") since 1995, PricewaterhouseCoopers ("PwC") since 1996, International Business Machine Corporation ("IBM") since 1996 and ComputerLand SA of Poland ("ComputerLand") since 1997. In September 1998, the Company significantly expanded its relationship with IBM by entering into a global partnership agreement. The Company believes that the efforts and capabilities of IBM's marketing, sales and global service organizations will greatly enhance the demand for the PROFILE system by top-tier financial institutions worldwide. During 1997 and 1998, PwC and the Company have engaged in various global joint marketing, training and implementation activities, which included training of approximately 75 PwC consultants to implement the PROFILE software solution. The Company has also formed partnering relationships with various other domestic and international regional service organizations during 1998, and anticipates forming additional alliances with other complementary service organizations and systems integrators in 1999 and beyond. The Company believes that its alliance program will facilitate its market expansion in all target markets.

Historically, the Company has derived effectively all of its revenues from the marketing of its PROFILE products to financial services companies. Economic changes within the financial services industry relative to information technology expenditures, mergers and consolidations, and other factors could materially impact the Company's revenues and results of operations.

Industry Overview

Top-Tier Banking Market

In 1998 and 1997, the Company witnessed a considerable increase in activity among top-tier banks, (i.e., the 1,000 largest global and regional banks in the world), that are evaluating replacements for or supplements to their traditional legacy software environment. During 1998, contract agreements were entered into with Citibank N.A., New York (a subsidiary of Citigroup), The Sumitomo Bank Ltd., Bankers Trust Company as well as InterAdvies N.V. and ING Spain (the latter two entities being subsidiaries of ING Group N.V., with whom the Company entered into a Global licensing agreement in 1997). The Citibank agreement relates to the bank's new direct banking alternative.

The Company continues to believe that the systems architecture in most top-tier banks is significantly outdated. Many of the largest banks are presently processing their core systems using an on line memo post, batch update process designed in the 1970s to accommodate the systems architecture restrictions of mainframe processors. A number of factors are causing top-tier banks to consider replacing their existing batch update systems with an on line, real-time system. These factors include growth in electronic transaction volume, regulatory guidelines which now require banks to monitor all intra-day risk, business customers wanting the ability to view all in-process transactions as part of their cash management service, and rapid growth in transaction processing volume levels resulting from banking industry consolidation. In summary, many top-tier banks are now posting virtually all transactions twice while being confronted with shorter batch processing windows to handle increased account/transaction volume. Accordingly, transitioning to a real-time system will benefit these banks through the elimination of double posting, reduced nightly batch processing requirements, and lower operating costs. Further, new market factors such as electronic commerce, banking channel proliferation and product commoditization are putting additional pressure on these large top-tier banks to re-evaluate their technical infrastructure.

In 1998, the Tower Group, a leading financial industry research organization, estimated that global core processing software sales (defined as a bank's core loan and deposit systems) would grow 15% and would surpass $5 billion with implementation/services revenue reaching $10 billion. The world's largest 200 banks are expected to account for 80% of this technology spending.

The Company has worked toward positioning PROFILE as the best-in-class solution that will support a large bank's business with flexibility and economy, regardless of what strategic direction a bank may take, or how large its business might become. The Company believes it has the opportunity to become a leading replacement alternative in the Top-Tier Banking Market.

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

Another market factor impacting the Direct Banking Market is the ongoing aggregation of financial service offerings. There is a blending of industries as insurance firms, brokerage houses, real estate firms, large retailers and other non-banks see direct banking as the means by which they can more fully service, retain and expand their existing customer bases. For example, in January of 1999, Bank Technology News reported that of the 57 pending applications for bank charters on file with the Office of Thrift Supervision, 23 of them (or 46%) represented insurance firms. Nordstrom Department Store has recently applied for a banking charter as well, to be targeted toward their existing base of credit card customers. The direct bank is effectively becoming the customer interface through which non-traditional banks gather names for purposes of marketing expanded banking type services.

In response to these market challenges, financial services organizations within the Direct Banking Market have begun to develop direct banking services by offering a subset of their existing products and services through electronic channels. Services currently provided include the ability to transfer funds, pay bills, obtain account balances and track checks and deposits via personal computer. The ability of these organizations to offer more innovative products and services, however, is considerably constrained by their current information technology systems, or legacy systems. Organizations in the Direct Banking Market are dependent upon this technology and have made enormous investments in it and the infrastructure required to support it. For these reasons, they have historically resisted the wholesale replacements of these legacy systems. Rather, they have chosen to surround these systems on the front end with modern user interfaces and on the back end with data warehouse and executive information applications.

The Company, however, believes that these efforts will not provide these organizations with the necessary infrastructure to create the innovative products and services required to preserve and expand market share. It also believes that the current delivery cost structure of these organizations will impair their ability to competitively price products. Due to the unique product tailoring capability and delivery channel independence of PROFILE/Anyware, the Company believes that it is positioned to supply the next generation of infrastructure to these organizations. In particular, the Company believes that its new e-PROFILE service offering will uniquely position it to provide large financial organizations with a complete outsourcing solution that effectively addresses all their major concerns when making a decision about establishing a direct banking option. Most significantly, the historically large " up front" capital investment hurdle associated with replacing or supplementing in-house legacy systems is replaced by a monthly "pay-as-you-grow" per account processing fee. Additionally, the e-PROFILE option will allow financial organizations the ability to enter the market with selected product offerings in a 30-90 day time horizon. Further, e-PROFILE will provide subscribers with a full range of outsourcing option packages (e.g. ability to choose from among various third party front-end teller systems - not limited to only the PROFILE native front-end option). This "menu driven" approach will allow each subscriber to tailor their e-PROFILE environment to best suit their particular customer base and marketing objectives.

Within the global Direct Banking Market, the Company has been targeting financial institutions in the U.S. and Canada with assets of $4 billion or more. This targeted group includes the top 100 banks in the U.S. and the top 10 banks in Canada. To date, ING DIRECT, a subsidiary of the $300 billion global bank ING Group, and Citibank (New York) a subsidiary of Citigroup, are the Company's two most prominent Direct Bank projects.

The e-PROFILE revenue stream derived from monthly charges based on the number of accounts processed, represents a departure from the Company's historical practice of selling a customer a perpetual license for a one-time, up-front, license fee which is fully recognized during the implementation period for each PROFILE implementation project. Although the Company will continue to actively sell under both models, the Company believes that, over the course of time, the ongoing monthly revenue stream associated with the e-PROFILE outsourcing alternative will result in more predictable quarter-to-quarter revenues.

Emerging Banking Markets

Banks which comprise the Emerging Banking Market are generally located within countries or regions which have experienced dramatic political, social and/or economic changes during the past decade such as Central Europe, Russia, India, the Asian-Pacific Rim, Mexico and Latin America. Many of these nations have also aggressively embraced the privatization of industry, resulting in greater wealth held by private citizens. As a result of such developments, financial services organizations within the Emerging Banking Market have experienced large increases in the demand for retail banking products. Financial services organizations in the Emerging Banking Market, however, face significant infrastructure impediments to meeting this increased demand. While these organizations have often established extensive branch networks, these branches normally operate as autonomous business units. Typically, selected customer and transaction data are exchanged with the main office infrequently. The lack of enterprise level integration has constrained the development and deployment of sophisticated financial products and services, disabled the efficient utilization of resources, and prevented bank management from acquiring management information on a timely basis.

For these reasons, financial services organizations in the Emerging Banking Market are faced with the necessity of modernizing their entire information and processing infrastructure. In response, they have demonstrated a willingness to invest in a centralized enterprise-server based solution. One of the principal advantages of the technology contained in the Company's PROFILE product is that it provides on line access to up-to-date customer and balance sheet data throughout the organization. The Company also believes that an on line enterprise-wide database is a requirement for electronic delivery channels such as Automated Teller Machine ("ATM") networks, Point of Sale ("POS") networks, and home banking, which are rapidly being introduced into these markets.

The global market for international retail production banking solutions, which encompasses the Emerging Banking Market, is so diverse and fragmented that reliable market figures are generally not available. However, The Tower Group estimated during 1998 that spending on core banking systems worldwide will grow at a compound annual rate of 4.2% over the next 3 to 5 years. The geographic growth rate of this spending favors global banking system vendors in that the rest of the world, excluding North America, Western
Europe, Japan and Asia is projected to increase spending on core banking systems at a 7.8% compound annual growth rate.

The Sanchez Strategy

The Company believes its most promising opportunities for growth lie in increasing market share and broadening its scope of services in the Top-Tier, Direct and Emerging Banking Markets. The Company plans to pursue these objectives through the following strategic activities.

Become a Market Leader in the Direct Banking and Top-Tier Banking Markets

The Company intends to become a market leader in the Direct Banking and Top-Tier Banking Markets by marketing its PROFILE family of products as a financial services organization's most appropriate response to the evolution in consumer banking spurred by the emergence of electronic commerce. In conjunction with its newly announced e-PROFILE outsourcing alternative, the Company has more directly positioned its PROFILE/Anyware product as part of a separate infrastructure focused specifically on direct banking channels, but also as a potential replacement for the existing production systems. In the Direct Banking arena, the ability to provide 24 hour, 7 days per week availability, as well as the ability to provide unique product offerings not typically available through traditional "brick and mortar" banks are critical success factors which the Company believes play directly to the strengths of PROFILE/Anyware.

The Company is continuing to establish strategic relationships with partners whom it believes will together comprise a comprehensive banking solution. To this end, the Company is continuing to leverage its third-party relationships to engage in joint marketing and project implementation activities. In addition, the Company anticipates forming additional strategic alliances with other complementary service and application provider organizations. Further, the Company believes the success it has had over the past two years in terms of penetrating the Top-Tier banking market via contracts with some of the most prestigious and well known players in this market will greatly enhance its potential for further Top-Tier successes moving forward.

Increase Market Share in the Emerging Banking Market

The Company intends to expand its presence in the Emerging Banking Market, principally by increasing its marketing and operational activities in Central Europe, continuing to support a marketing presence in the Asian-Pacific Rim as that region begins to recover economically, and also by expanding into selected new regions such as India and South America. The Company believes that the marketing efforts of the Company's strategic partners, such as IBM, PricewaterhouseCoopers, Hewlett-Packard, Compaq, Sanchez/Capital Services (India) and ComputerLand (Poland), will result in the generation of additional sales leads for the Company, including opportunities in Emerging Banking Markets not yet pursued directly by the Company.

The Sanchez Solution

Sanchez's PROFILE product line addresses the core processing needs of financial services organizations in all three of the Company's target markets, whether an organization chooses to meet those needs internally or outsource these responsibilities to a third party. Sanchez believes that there is a trend toward globalization of banking practices which will create a convergence of requirements between all three target markets. The broad range of U.S. and Western banking functionality contained in the system enables financial services providers in the Emerging Banking Market to offer financial products and services previously unavailable to their customers. The multiple channel delivery architecture also provides these institutions with the infrastructure to support the rapidly evolving service expectations of their customer base. Using the same software application and technology, Sanchez enables organizations within the Direct Banking Market and Top-Tier Banking Market to effectively respond to changes in consumer banking preferences brought on by the rapid increase in electronic commerce. In the Top-Tier Banking Market, the Company's PROFILE/Anyware product provides a single core processing system which can be utilized worldwide instead of supporting different systems in each marketplace. The underlying capability of the PROFILE product line to tailor products and services for individual bank customers and to deliver them over a wide variety of consumer interfaces creates the differentiation necessary for banks to compete in a modern marketplace.

A summary of the principal benefits of the PROFILE solution include:

Functional Benefits

o Enables financial services organizations to dynamically create new products and services and to tailor them for individual customers ("mass customization")

o Allows updates to the integrated on line database to occur directly, providing real-time reporting, processing and analytic capabilities

o Supports a variety of national and international wholesale, commercial and retail payment systems, offering multiple payment and clearing options

o Features integrated customer, deposit, loan and general ledger modules which share a common database and software components, thus eliminating traditional functional boundaries

o Supports a combined set of North American and international product, service, operational and transactional requirements providing a "global" solution

o Contains integrated data management and decision support tools, supporting analytic, regulatory and production analysis and reporting requirements

Operational Benefits

o     Runs on multiple operating systems and multiple platforms (32 and 64 bit)

o Offers a solution to both start-ups and multi-million account institutions due to high degree of scalability

o Enables database archiving which provides permanent, low-cost, transparent transaction storage and on line retrieval

o Runs over multiple protocols (TCP/IP, DecNet) on local area and wide area networks

o Provides widely separated, dual-site failover capabilities for non-stop operations, including support of rolling software upgrades

Technical Benefits

o     All versions sold and installed since 1996 are fully Year 2000 compliant

o Contains a messaging architecture which provides for the rapid integration of existing and new delivery channels

o Features standard industry application interfaces (APIs) which support client/server model and cross application integration

o Features two-tier and three-tier client/server architecture which optimizes performance and workload distribution

o Contains a data dictionary and other meta-data elements, including forms, reports, documents, database triggers, procedures and interface definitions which are managed through a tool set that the Company has developed called DATA-QWIK, which enables the Company and its customers to rapidly modify and extend the base application

o Makes use of tools which simplify internal development as well as providing powerful tailoring and customization features to clients

o Features an entity/relationship data model which can be projected over relational, key indexed and object database systems, insulating the application from the underlying database management system

The Company's success is heavily dependent upon the proprietary architecture and design of its PROFILE products which are protected by a combination of copyright and trademark laws, as well as various contractual provisions. Despite these efforts to protect its proprietary rights, there can be no assurances that the Company's means of protecting its proprietary rights will be adequate or that the Company's competition will not develop similar technology independently. Similarly, while the Company is not aware that any of its products infringe upon the proprietary rights of third-parties, there can be no assurances that third-parties do not claim such infringement.

The Sanchez Products

The PROFILE line of products is a comprehensive software solution that addresses the major operational requirements of commercial, retail, international and wholesale banking and financial institutions on both an in-house and outsourced/service bureau basis. Product revenue includes software license fees and product enhancement fees. The PROFILE product line consists of the following four modules: (i) the PROFILE/Anyware core banking system, (ii) the PROFILE/FMS Financial Management System, (iii) PROFILE for Windows and (iv) PROFILE/ODBC. While PROFILE/Anyware and PROFILE/FMS can operate independently, all four applications can also be integrated into a cohesive and powerful enterprise-wide banking solution. In general, while the most important features of PROFILE have been internally developed, the Company also relies on software provided by certain third parties for development languages, database environments and certain application modules for treasury and trade finance product offerings. The Company believes, however, that if such software were no longer available to the Company, it could obtain substitute software from other sources.

PROFILE/Anyware

PROFILE/Anyware is a client/server application comprised of a wide-area enterprise server providing services to varied clients, including PROFILE for Windows. An integrated set of application code provides a full range of customer, deposit, lending and branch functionality, which includes management reports, decision support functions, and data analysis functions. PROFILE/Anyware provides both on line and batch interfaces to support a bank's transaction processing and inter/intra clearing requirements. A detailed description of certain other key features of PROFILE/Anyware follows:

Electronic Manufacturing. The architecture of PROFILE/Anyware was developed utilizing a product manufacturing paradigm. This is in contrast to and a fundamental distinction from most banking software in use today which was designed to automate accounting and transaction processing activities. In a manufacturing environment, products are composed of subassemblies and components. PROFILE/Anyware contains thousands of individual software components that can be hierarchically assembled into subassemblies, products and product packages. The components are shared across traditional business lines and product boundaries within an institution. This is further enhanced by the ability of PROFILE/Anyware to assemble unique products for market segments as small as an individual customer, a concept referred to as "mass customization". Within this "electronic factory", a financial services organization can provide the services of a value-added intermediary and package products and services that support the specific requirements of the individual. In a future release of PROFILE/Anyware, the Company plans to offer software that will allow consumers to access these capabilities through a self-directed origination component that will be integrated into their home banking application.

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

The data dictionary, along with other meta-data definitions such as triggers, procedures and reports can be modified or extended through a tool set provided by the Company called DATA-QWIK to support a bank's unique customer requirements. This feature supports the integration of data from applications and databases operated outside of PROFILE/Anyware with the customer database. PSL, PROFILE Scripting Language, provides a powerful development environment, abstracting the database through a set of object classes, as well as providing other banking classes, supporting both internal development and the ability for customers to tailor their PROFILE/Anyware solution.

Open Architecture, Channel Independent and Scalable. PROFILE/Anyware is a client-server based application that supports a variety of industry standard application interfaces (APIs) and message protocols. The supported APIs currently include DLL, DDE, HTML, SQL, ODBC and JDBC. The system can operate as either a database server (two-tier) or application server (three-tier), or both, depending on the client application requirements. PROFILE for Windows utilizes both models to operate efficiently and reliably over a wide area network. The standard APIs allow PROFILE/Anyware to function as a server for best-in-class client and desktop applications.

PROFILE/Anyware is a message-based application which allows it to be interfaced to a wide variety of interface devices including traditional branches, ATM networks, POS networks, kiosk devices, home banking applications on dedicated networks and the Internet, and mobile computing devices.

PROFILE/Anyware currently runs on IBM's AIX platform, Hewlett-Packard's HP-UX platform and Compaq's UNIX/RISC platform, as well as Compaq's Open VMS. The Company believes that these platforms provide the the best price/performance ratios available for commercial applications and are more scalable than current Intel-based platforms. PROFILE/Anyware has been installed and operated in institutions ranging in size from startup banks with no initial customers to universal regional banks with hundreds of branches and over 1.5 million accounts. It has also been installed in service bureaus operating centrally for many institutions. The Company believes that the ability to process very large databases (50 million accounts and 10 million transactions per day) and the ability to operate on a 24-hour, seven-days-per-week basis in real-time mode is a requirement for its target markets and it is currently developing technology that it believes can support these requirements.

On line, Real-time, Continuous Availability. PROFILE/Anyware accepts on line and batch transactions from a variety of transaction sources and processes them in real-time, ensuring the most up-to-the minute database state. Inquiries from any client device can access the system on line and retrieve the current status of the database. Currently, the system accepts financial transactions 24-hours a day. The Company is currently enhancing its software to accept non-financial activity, such as account origination and maintenance, 24-hours a day as well. The Company believes that this real-time capability will become a requirement for direct banking applications.

International Functionality. PROFILE/Anyware is currently operating or being installed in 14 countries and in seven languages. It is a multi-currency system that denominates products and accounts in their base currency. It supports and balances multiple cash currencies and provides exchange and revaluation functions. PROFILE/Anyware is also Euro compliant, and it is currently processing in both "in" and "out" Euro countries. The system contains the product components that support the combined requirements of North American and international financial institutions. The system also supports both the U.S. style payment system (ACH and checks) and the European style electronic payment system (payment/collection/standing orders, GIRO and SWIFT). The Company believes that the requirements of its target markets will ultimately converge and that the qualities of North American retail products and European payment systems will be integrated into the other market.

PROFILE/FMS

PROFILE/FMS is an on line, real-time, multi-company, multi-currency, cost center based accounting system. It contains a very flexible financial reporting tool that allows banks to develop their own portfolio of sophisticated bank management and executive reports. This application allows users to record, consolidate, report and plan all financial activity within an institution. PROFILE/FMS modules include general ledger, accounts payable, fixed assets, prepaid, accrued and deferred item processing, financial and statistical reporting, budgeting and bank reconciliation. It is tightly integrated with PROFILE/Anyware and shares a common database and application components.

PROFILE for Windows

PROFILE for Windows is a graphical client for the PROFILE/Anyware enterprise server with a centralized database. This product operates in a multi-branch, multi-user client/server environment, supporting both traditional branches and service centers as well as call centers supporting direct banks. The application provides banking functionality under a graphical user interface, simplifying customer use and navigation and providing enhanced customization and support of new product features. PROFILE for Windows includes customer, teller and branch management utilities.

PROFILE/ODBC

PROFILE/ODBC is an open connectivity database driver which allows institutions to incorporate third-party applications with the PROFILE database for versatility and increased operating efficiency.

The Sanchez Services

While PROFILE software license fees represent a material portion of the Company's revenues, the Company also derives significant revenues from services. The Company's primary service offerings include the following:

Project Services
Project Services are services provided on a one-time basis either during the initial implementation or as contracted for by clients after conversion to PROFILE. Implementation service revenues can range from $500,000 to over $4 million for an individual project, and are typically delivered over a period of 10 to 15 months. Other project services typically delivered during the implementation period include training, conversion, localization and software customization. These project services are staffed by professionals trained in the financial services industry who primarily work at the clients' locations and follow a published methodology employing proven project management and measurement techniques.

Project services delivered after a client converts to PROFILE typically include software customization, training or version-upgrade consulting. The Company has a specific group of employees who are focused on delivering these types of services, although others from within the Company may also render such services.

Historically, the Company has contracted for project services on a fixed price, fixed scope basis. During 1997 and 1998, the Company increasingly contracted for project services on a time and material basis, at times in conjunction with its third-party partners. The Company anticipates that this trend will continue in 1999 and beyond, with an increased emphasis on delivery of such services through third-party partners.

Outsourcing Services
In conjunction with the acquisition of ArTech, the Company has launched an e-banking service center offering called "e-PROFILE". The Company's intent is to provide differentiated direct banking services to customers at a lower cost and with less lead time than traditionally available. The Company intends to position e-PROFILE as the premium provider of Internet and call center components on the front end and marketing, accounting and decision making systems on the back end, while being fully pre-configured to operate seamlessly with the PROFILE/Anyware core banking system. Since ArTech currently supports PROFILE processing for several U.S. based financial institutions, e-PROFILE can be offered effective immediately.

Maintenance and Support Services
Currently, the major portion of the Company's delivery of worldwide customer service and support is handled by a group in its headquarters in Malvern. This group is responsible for help desk, research and product quality assurance. A response team made up of research, quality assurance and programming personnel is assigned when maintenance issues are identified. This team works together to ensure that the customer issue is understood and dispatched accordingly. All issues are tracked and measured, and daily and weekly reports are generated for management review and action.

The Company believes that service response considerations play a major role in an institution's selection of banking software products. To respond to this need, the Company is continuing to enhance its ability to deliver localized customer support and installation capability worldwide, either directly or through third-party partners. Currently, the Company provides direct customer service and application support from its office in Prague, and also provides certain local support services to clients in Poland through its partnership with ComputerLand. At this time, the Warsaw and Chester, U.K. offices are used primarily for sales support and they may, in the future, house application support capabilities if new business dictates.

Sales and Marketing

Enhanced Direct Sales and Marketing Activities
The Company has a worldwide direct sales and sales support force of approximately 15 people. The Company is actively recruiting additional resources to increase its existing direct sales capacity, both domestically and internationally.

During 1998, the Company launched a comprehensive marketing campaign geared toward increasing recognition of the corporate brand in North America and Europe. The program included a combination of print advertising, public relations, partnering programs and an informative site on the World Wide Web. This campaign was an extension of the successful 1996/1997 campaign that introduced PROFILE to the North American marketplace. During 1998, the trade media responded with increased coverage of the Company and its products, including a number of lead articles as well as inclusion in Forbes magazine's annual list of the "200 Best Small Companies". During 1999, the Company intends to continue to expand its marketing efforts to build a corporate and product brand that is recognized throughout the industry. In particular, this effort will focus on building brand awareness relative to e-PROFILE.

Third-Party Relationships
As previously discussed, the Company has established and maintained strategic alliance/partnering agreements with Compaq, Hewlett-Packard, PwC, IBM and ComputerLand. During 1997 and 1998, the Company also partnered with CUE Datawest Ltd., a British Columbia based service bureau for credit unions, on certain PROFILE implementation projects. This partnering relationship is somewhat unique in that CUE Datawest has also been a PROFILE customer since 1991. In September 1998, the Company significantly expanded its relationship with IBM by entering into a global partnership agreement. The Company believes that the efforts and capabilities of IBM's marketing, sales and global service organizations will greatly enhance its competitiveness in the Direct Banking and Top-Tier Banking Markets where IBM is the current dominant hardware vendor worldwide. The global agreement further provides for implementation specialists from IBM to receive training in the use of PROFILE, with the intent of subsequently assuming responsibility for installation of the PROFILE system for joint customers worldwide. Additionally, the Company and IBM will jointly invest in various engineering activities related to ensuring world-class performance by the PROFILE system on IBM platforms. The Company is currently in discussions with IBM regarding plans to extend these joint engineering activities to the IBM S/390 platform, which is currently the most prevalent hardware platform in the Top-Tier Banking Market.

PROFILE/Anyware and PROFILE/FMS are currently available on hardware platforms offered by Compaq, Hewlett-Packard, and IBM. The Company currently offers PROFILE for Windows on 32-bit Windows platforms, using an Oracle or Microsoft SQL Server database. The Company is currently working toward making its PROFILE/Anyware product available on both Oracle and DB2 databases.

During 1998, in addition to expanding its IBM relationship, the Company also formed with Capital Services, Inc., a financial services and distribution company based in Bombay, India. The newly formed company, named Sanchez/Capital Services will have PROFILE distribution rights throughout India and portions of the Middle East.

Throughout 1998, the Company engaged in various joint marketing, engineering, training and sales proposal activities with its partners. Resources from both PwC and ComputerLand were involved with client implementation projects in North America and Europe, respectively. Further, PwC assumed prime contractor responsibilities on certain implementation projects. In addition to the various partners mentioned above, the Company also established relationships with several smaller regional entities relative to providing implementation/system integration services. During 1998, a total of 82 third-party individuals successfully completed Sanchez sponsored training and received PROFILE installation certification.

While the establishment of strategic alliances with third parties has been important to the Company's past success and are a key to its future prospects, the Company does not believe that its written understandings with such third parties are necessary for the delivery of its products and services.

Pricing Strategy

The Company has historically priced its software products in three primary components: (i) one-time license fees for the software up to a usage limit (for example, number of users or number of customer accounts), (ii) fees for a full range of services which complement its software products, including product enhancement fees and implementation, consulting, conversion, training and software customization services and (iii) recurring support and software maintenance revenue. Customers who exceed the usage limit through growth or acquisition pay additional license fees. The Company believes that there is opportunity in pursuing a strategy of offering a lower initial license scope and price, thereby promoting a more favorable cost justification model for prospective customers. This type of pricing strategy facilitates an increased potential for the Company to subsequently derive "growth based" or expansion type license fees as the customer's business expands over time. Software maintenance fees are paid in advance while all other fees and services are paid in stages upon the completion by the Company of certain defined deliverables.

In the Direct Banking Market, the Company will begin charging an ongoing monthly fee for its e-PROFILE offering based on use, specifically the number of customer accounts processed, although the Company in the future may employ other pricing models in response to market conditions.

In any given year, the Company typically has three to four customers who each account for in excess of 10% of its total annual revenues, although in 1998, only one customer exceeded 10% of total revenues. The inability of the Company from year to year to obtain such large installation engagements could have a material adverse effect on the Company's operating results.

Product Development

The Company believes that it must constantly evolve and enhance both the functional scope and technical foundation of its products to remain competitive. In order to accomplish this, the Company has historically incurred significant expenses related to development activities and may increase this investment in the future. Total development expenses for 1998, 1997 and 1996 were $11.7 million, $7.6 million and $4.9 million, respectively. In addition to its internal investment, the Company has obtained funding from its customers and partners for numerous projects, including the development of European payment system and SWIFT enhancements, Treasury integration, UNIX ports and product internationalization. This enhancement revenue is reflected in product fees. Normally, customer or partner funding is provided in exchange for a commitment by the Company to provide product enhancements, to support and maintain the software, or to design the software to the client's needs. In certain cases, however, royalty agreements have been negotiated with its customers or partners whereby the Company pays them royalties based on the revenues received by the Company from the licensing of specific software products to end users. These royalty agreements ordinarily expire after a period of years and the Company is thereafter free to license the products to end users without having to pay any additional royalties. Based on the expiration or completion of certain significant royalty agreements during 1998, the Company anticipates that its royalty expense level in 1999 will be reduced relative to amounts expensed over the past several years.

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

In order to efficiently focus on both functional and technical requirements, the product development area is subdivided into two groups called the Product Development Group and the Technology Development Group. The Product Development Group is primarily responsible for defining plans for new product versions and developing application software enhancements for the PROFILE product line. This group is also directly involved in sales and sales support events such as customer demonstrations and request for proposal ("RFP") responses. The Company believes that interacting with customers and prospects during the sales process transfers customer requirements and exposes product strengths and weaknesses directly to the product management staff, resulting in a more competitive offering.

The Technology Development Group is primarily responsible for defining technology and platform layer enhancements to the PROFILE product line. This group evaluates and implements operating system ports, programming languages, database systems, and development and productivity tools. After this group successfully implements a new technology component under an existing application component, it is responsible for propagating the technology through the Company.

In late 1998, the Company announced the selection of Bluestone(R) Software, Inc.'s Sapphire/Web(R) application server framework as the software component it will incorporate into its PROFILE family of products to further expand its range of electronic banking solutions. During 1999, the Company's Technology Development Group will be utilizing Bluestone's Sapphire/Web technology in developing a PROFILE application server designed to increase support for e-commerce computing and enterprise-wide systems integration. This new server technology will provide a flexible development, integration and deployment framework that allows applications to operate independently of any delivery systems. The Company believes that this new technology will be particularly relevant to large, top-tier organizations seeking to support an integrated banking environment, including the new requirements related to e-commerce, while concurrently sustaining and transitioning existing legacy systems.

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

Employees

As of February 28, 1999, the Company had 307 full-time employees, 157 of whom were engaged in product development (including 37 of whom were employed in technology development), 21 of whom were engaged in sales and marketing, 33 of whom were engaged in finance, administration and internal information systems and 96 of whom were engaged in operations/client services. In addition to these staffing figures, ArTech employs 24 full-time employees as of February 28, 1999, and plans to aggressively add staff during the first half of 1999. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

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

Competition

Financial institutions have two fundamental alternatives for obtaining data processing capabilities: (i) in-house applications, either those that are developed internally or those that are purchased from third party vendors and
(ii) outsourcing, either as a part of a total outsourcing solution or where a third party acts as a service bureau. Entering 1999, the addition of the Company's newly announced e-PROFILE offering will allow it to effectively satisfy both of these alternatives. In the U.S. market, client/server application software has only recently been made available to banks, but it is gaining market acceptance and market share. In the international market, there are a number of client/server alternatives available, as well as traditional mainframe and mini-computer based systems.

The Company's major competitors in all target markets are generally larger in size and resources. Each competitor has a specific strategy, no particular niche in the market and most are currently in a growth by acquisition and a defensive marketing strategy. There is only one clear U.S. market leader, and all major competitors tend to promote the fact that they are large in both technology/professional resources and established clientele base. The Company is well positioned to take advantage of this situation by positioning PROFILE as a unique solution with an architecture unlike any in the industry, with full capability to be deployed on both an in-house and outsourced basis. The Company's primary competitors in the Top-Tier and Direct Banking Markets have been ALLTEL, Fiserv, M&I and CSC/Hogan. In the Emerging Banking market competitors have been ALLTEL, Fiserv, Andersen Consulting, Baton Rouge International and Kindel. In mid-1998, an additional new competitor emerged as SAP AG announced that it planned to introduce a comprehensive industry specific software solution for the banking industry. In addition, there are several UNIX based vendors which in the future could become primary competitors as well as a number of local software organizations.

In the Top-Tier Banking Market segment, the Company believes that the principal competitive factors are the ability to: (i) demonstrate robust retail and international banking functionality, (ii) operate on UNIX platforms, (iii) service a high volume of accounts and branches, (iv) partner with a wide variety of payment, middleware and client system vendors, (v) demonstrate a proven track record of successful implementations and (vi) reach decision makers of the top 1,000 banks in the world.

The Company believes that the principal competitive factors in the Direct Banking Market include the ability to: (i) position direct banking as a new business opportunity requiring new technology, (ii) offer a comprehensive system outsourcing capability (minimal up-front capital investment and rapid time-to-market), (iii) reach decision makers of financial institutions in the U.S. and Canada with assets in excess of $4 billion, (iv) connect PROFILE/Anyware to a wide variety of payment, middleware and client systems including CheckFree, Visa, Security First, Edify, Intuit, Netscape and Microsoft and (v) establish alliances and partnerships with the above named vendors.

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

The Company believes that none of its current competitors offer application software that provides the level of product manufacturing flexibility and international scope of functionality that is featured in the Company's system. Further, the Company believes that few of its competitors currently have the capability to offer customers the choice of full in-house installation or third-party service bureau processing. The Company, however, expects additional competition from other established and emerging companies as the client/server market continues to develop and expand. In addition, competition could increase as a result of software industry consolidations.

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

Backlog

The Company's backlog at December 31, 1998 amounted to $33.9 million. The components of the backlog were $6.7 million for product and services and $27.2 million for maintenance fees. The Company anticipates recognizing approximately $15.3 million of this backlog in the year 1999. At December 31, 1997, the Company's backlog amounted to $34.7 million, consisting of $12.4 million for product and service revenues and $22.3 million for maintenance fees. The Company's business/financial model is evolving however, and the Company ultimately expects to derive a greater proportion of its revenue stream from variable sources rather than fixed fee contracts, both in its traditional licensing business and in the e-PROFILE service bureau business described above. Over time, the Company believes that this evolution will make its fixed contractual backlog figure a less meaningful measure of future revenue potential.

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

Client/Server     System architecture in which the server component acts as the
Architecture      source of data and the client component uses the data to
                  perform various functions.

DCS Distributed Control System. A control system architecture developed in the 1970s.

DDE Dynamic Data Exchange. A Microsoft(R) standard for communicating data between two programs.

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

Dual-Site         The ability to provide operational resiliency through the use
Failover          of systems at widely separated sites, whereby failure of one
Capabilities      system allows processing to be picked up and continued on the surviving system.

GIRO A payment method, similar to a check, used in many European countries.

GUI               Graphical User Interface.

HP-UX Hewlett-Packard's implementation of the UNIX operating environment.

HTML Hypertext Markup Language. The language used to design and display web pages.

JDBC Java Database Connectivity. A defined application program interface that provides a database independent mechanism through which a Java-based application can query and update data in a variety of relational database management systems. See also ODBC.

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

ODBC Open Database Connectivity. The Microsoft(R) standard that provides a database independent mechanism through which a Windows or Windows NT(TM) application can query and update data in a variety of relational database management systems. The ODBC API (Application Programming Instruction), for example, allows a single Windows application to access Oracle, Sybase and other databases.

Open Systems      System design that allows users to take advantage of
Architecture      applications from  multiple vendors by permitting open access to all internal components and by supporting a wide variety of standards, operating environments and connectivity methodologies.

Port The process of moving a software application to a new hardware platform, operating system, or language environment.

PSL PROFILE Scripting Language. A scripting language combining the procedural components of the M programming language, extended by object capabilities. PSL provides a powerful development environment for abstracting the database through a set of object classes as well as providing other banking classes for use in development and customization.

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

Relational        File structure that is logically connected by one or more
Database          data structures in a separate file.

SQL Structured Query Language. A standardized language used by RDBMSs to query, update and manage a database.

SWIFT             Society of Worldwide Interbank Financial Telecommunication.
                  SWIFT provides institutions with an automated communication link between financial institutions.

Systems           A Company that specializes in integrating products from
Integrator        multiple vendors to provide an information systems solution to a customer.

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

Item 2. Properties.

The Company's headquarters and principal administrative, sales and marketing, and application development operations are located in approximately 53,000 square feet of leased space in Malvern, Pennsylvania. These leases expire in 2003. The Company also leases office space in Warsaw, Poland; Prague, Czech Republic; Chester, U.K. and Singapore. The Company anticipates that additional space will be required as the business expands and believes that it will be able to obtain suitable space as needed.

Item 3. Legal Proceedings.

In the opinion of management, there are no claims or actions against the Company the ultimate disposition of which will have a material adverse effect on the Company's results of operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

Item 4A.   Executive Officers of the Registrant.

The executive officers of the Company are as follows:

--------------------------------------------------------------------------------
Name                                Age    Position
--------------------------------------------------------------------------------

Michael A. Sanchez..............    41     Chairman of the Board of Directors

Frank R. Sanchez................    42     President, Chief Operating Officer
                                           and Director

Ronald J. Zlatoper..............    57     Chief Executive Officer and Director

Joseph F. Waterman..............    47     Senior Vice President, Treasurer
                                           and Chief Financial Officer

Stewart A. Jack.................    51     Managing Director of Europe and the
                                           Middle East

Deborah C. Kovacs...............    36     Senior Vice President - Product
                                           Management

Dan S. Russell..................    48     Senior Vice President - Technology
                                           Development

Daniel W. Sollis................    40     Senior Vice President - Sales

John H. Teaford.................    51     Senior Vice President - Strategic
                                           Alliances

Michael L. Turner...............    45     Senior Vice President - Business
                                           Development

Michael A. Sanchez founded the Company in 1979 and has been its Chairman since its inception. He also served as Chief Executive Officer from inception until April 1997. In addition to providing strategic direction for the Company, Mr. Sanchez is currently responsible for overseeing Sanchez's marketing activities. Mr. Sanchez has over 19 years' experience in financial services organization data processing systems. Mr. Sanchez is the brother of Frank R. Sanchez, the Company's President and Chief Operating Officer.

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

Ronald J. "Zap" Zlatoper has been the Chief Executive Officer since joining the Company in April 1997. Mr. Zlatoper oversees the areas of finance, product management, client services and administration. Prior to joining the Company, Mr. Zlatoper retired from the U. S. Navy in November 1996 as a four-star admiral after 33 years of service. He served as Commander in Chief of the U.S. Pacific Fleet from 1994 until his retirement. From 1991 to 1994, he served as Chief of Naval Personnel and Deputy Chief of Naval Operations for Manpower and Personnel.

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

Stewart A. Jack joined the Company as Managing Director, European Operations, in May 1996. Mr. Jack's principal responsibility is overseeing the sales, implementation and customer support activities in Europe and the Middle East. From 1992 through May 1996, Mr. Jack was the Managing Partner of IDOM Poland. His principal activity in that capacity was to develop information technology strategies and evaluate information technology options for financial institutions.

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

Michael L. Turner joined the Company in August 1991. He has served as Senior Vice President of Business Development since 1994. He is responsible for managing account relationships with Global Customers. From August 1991 to 1994, Mr. Turner served as Vice President of Services. Prior to joining the Company, Mr. Turner held various senior management positions in various information technology services businesses, including Vice President for Finance and Operations of GDK Systems, Vice President, Business Management at SEI, Inc. and as a Senior Manager with Andersen Consulting.

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

                                                       High                Low
                                                       ----                ---
Fiscal Year 1997:
   First quarter                                      9 5/8              3 9/16

   Second quarter                                     10 3/8             5

   Third quarter                                      19 1/4             9 1/8

   Fourth quarter                                     29 7/8             14 1/2

Fiscal Year 1998:
   First quarter                                      34 5/8             17 3/4

   Second quarter                                     25 1/4             13 3/4

   Third quarter                                      31 7/8             15 3/8

   Fourth quarter                                     33                 16

As of March 19, 1999 the Company had outstanding 11,748,550 shares of common stock held by approximately 7,800 shareholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

-----------------------------------------------------------------------------------
                                      1998      1997     1996      1995       1994
-----------------------------------------------------------------------------------
In thousands, except per share data
Statement of Operations Data (1):
Revenues ........................   $44,059   $28,891   $18,513   $18,497   $16,618
Earnings before income taxes ....    10,763     5,327     2,015     2,136     2,029
Net earnings ....................     7,034     3,676     1,407     1,220     3,071
Basic earnings per share ........       .61       .33       .16       .15       .39
Diluted earnings per share ......   $   .57   $   .31   $   .15   $   .13   $   .33
Weighted average common shares
  outstanding ...................    11,521    11,035     8,573     8,363     7,930
Weighted average common and
  dilutive shares outstanding ...    12,272    11,975     9,392     9,680     9,376

Balance Sheet Data:
Cash and cash equivalents .......   $27,177   $12,827   $15,531   $ 5,690   $ 2,667
Working capital .................    27,090    20,585    19,089     4,441     1,944
Total assets ....................    43,285    33,222    28,551    12,873     9,463
Long-term debt, including
  current portion ...............       314       524       787       947       687
Total shareholders' equity ......    31,772    23,233    18,714     5,078     3,625

Other Operating Data:
Backlog:
Products and services ...........   $ 6,667   $12,402   $ 8,093   $ 5,816   $ 9,438
Maintenance .....................    27,253    22,300    11,704    11,809    10,284
                                    -----------------------------------------------
Total backlog ...................   $33,920   $34,702   $19,797   $17,625   $19,722

Revenue per full time
  equivalent employee ...........   $   152   $   136   $   121   $   117   $   120

(1) The financial statements for all periods have been restated to reflect the pooling with Greystone Technology Corporation on February 5, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

This Item 7 and Item 1, Business, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among others, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import. Such statements are subject to certain risks and uncertainties, which include but are not limited to those important factors discussed in cautionary statements throughout the section below and elsewhere in this document, and are qualified in their entirety by those cautionary statements.

Overview

Sanchez Computer Associates, Inc. ("The Company") designs, develops, markets, implements and supports comprehensive banking software called PROFILE(R) for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of four integrated modules which operate on open, client/server platforms. The primary module, called PROFILE/Anyware, is a multi-currency, multi-language, multi-bank transaction processing system which supports deposit, loan, customer and bank management requirements through multiple distribution channels. The other modules are PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system; PROFILE for Windows ("PFW"), a graphical user interface for PROFILE/Anyware; and PROFILE/ODBC, an open connectivity database driver. The PROFILE system is currently licensed to 37 clients in 14 countries serving in excess of 350 financial institutions.

The Company derives its revenues from product fees, which include software license fees and product enhancement fees, service fees, which include client implementation and consulting fees and recurring maintenance fees related to its software products. Product and service fees are paid in stages upon the completion by the Company of certain defined deliverables. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method. Typically, the client implementation projects to which these fees relate have a 10- to 15-month duration. Recurring maintenance fees are normally billed annually in advance and recognized into revenue ratably over the period covered.

The Company posted the strongest operating results in its history for the year ended December 31, 1998. During 1998, eight contracts valued at more than $35 million were executed with banking organizations in five countries. Revenues for 1998 increased by 52.5% to $44.1 million, compared to $28.9 million in 1997, reflecting increased demand for the Company's products and services, particularly in the United States and Western Europe. Net earnings for the year ended December 31, 1998 increased to $7 million, or $.57 per diluted share, compared to $3.7 million, or $.31 per diluted share, in 1997, an increase of 84% in earnings per share.

Effective February 1, 1999 the company acquired ArTech Financial Technology Services, L.L.C., a banking technology service center located outside of Pittsburgh, Pennsylvania. In conjunction with the purchase the Company announced the addition of a significant new service offering called e-PROFILE.com ("e-PROFILE"), designed to provide financial services providers with the ability to offer differentiated direct banking services to customers through a dedicated e-banking service utility. The Company believes that e-PROFILE will provide a new and significant avenue by which the PROFILE product can be introduced to top-tier institutions with a lower initial capital hurdle, rapid time-to-market and effectively no disruption to existing legacy systems. The Company believes that the growth of electronic commerce will result in a large increase in the volume of financial transactions which occur on line, as well as a greater demand for customized products and services. The Company believes that the widely-reported increases in the number of shoppers buying gifts on line during the 1998 holiday season, for example, provides ample evidence of growing significance of e-commerce. Furthermore, the Company believes the the capabilities of PROFILE, particularly the e-PROFILE service offering, will provide financial services providers with the technology to strategically respond to this consumer banking evolution with a minimal "up-front" investment and the ability to quickly enter the market with selected product offerings in a 30-to 90-day time period. Under this model, the Company will be partnering with leading-edge third party technology partners for each component in the e-PROFILE solution. From Web browser applications to data warehousing capabilities, financial service customers utilizing e-PROFILE will have a choice of various technology options with each component of their customized solution. This "menu-driven" approach allows subscribers to tailor their e-PROFILE environment to best suit their particular customer base and marketing objectives.

The Company's backlog at December 31, 1998 amounted to $33.9 million. The components of the backlog were $6.7 million for product and service revenues and $27.2 million for maintenance fees. The Company anticipates recognizing approximately $15.3 million of this backlog in 1999. At December 31, 1997, the Company's backlog amounted to $34.7 million, consisting of $12.4 million for product and service revenues and $22.3 million for maintenance fees. The Company's business/financial model is evolving, however, and the Company ultimately expects to derive a greater proportion of its revenue stream from variable sources rather than fixed-fee contracts, both in its traditional licensing business, and in the e-PROFILE service bureau business described above. Over time, the Company believes that this evolution will make its fixed contractual backlog figure a less meaningful measure of future revenue potential.

Historically, the Company's revenues were dependent upon opportunities developed by its first hardware manufacturing partner, Compaq Computer Corporation ("Compaq" ) - formerly Digital Equipment Corporation - and by the Company's direct marketing efforts. In recent years, the Company has established marketing agreements with IBM Corporation ("IBM"), Hewlett-Packard Company ("Hewlett-Packard"), PricewaterhouseCoopers, LLP and via joint venture agreements, with ELBA CSB S.A., a Polish technology services firm and Direct Capital Services (P) Ltd., an Indian technology services firm. Although substantially all of the Company's revenues prior to 1997 were generated in conjunction with systems running on Compaq platforms, the Company now has converted clients to IBM and Hewlett-Packard platforms. The Company intends to continue its efforts with all of its various partners to identify future opportunities. In addition, the Company has been investing additional resources to enhance its own direct sales and marketing efforts.

Results of Operations

The following table sets forth for the periods indicated selected statement of operations data:
                                            -----------------------------------
                                                    Year Ended December 31,
Dollars in thousands                             1998         1997         1996
                                            -----------------------------------
Revenues
  Products ..............................   $  25,854    $  15,581    $   8,832
  Services ..............................      11,571        7,904        5,086
  Software maintenance fees .............       6,634        5,406        4,595
                                            ---------    ---------    ---------
    Total revenues ......................   $  44,059    $  28,891    $  18,513
                                            =========    =========    =========
Percentage Relationship to Total Revenues
Revenues
  Products ..............................        58.7%        53.9%        47.7%
  Services ..............................        26.2         27.4         27.5
  Software maintenance fees .............        15.1         18.7         24.8
                                            ---------    ---------    ---------
    Total revenues ......................       100.0        100.0        100.0

Operating expenses
  Product development ...................        26.5         26.1         26.6
  Product support .......................         8.7         11.1         12.4
  Implementation and consulting .........        15.7         19.5         17.3
  Sales and marketing ...................        13.0         14.0         16.7
  Royalties and sublicense fees .........         2.1          2.7          9.1
  General and administrative ............        11.7         11.2          8.8
                                            ---------    ---------    ---------
    Total operating expenses ............        77.7         84.6         90.9

Earnings from operations ................        22.3         15.4          9.1
Interest income, net ....................         2.2          3.0          1.8
                                            ---------    ---------    ---------
Earnings before income taxes ............        24.5         18.4         10.9
Income tax provision ....................         8.5          5.7          3.3
                                            =========    =========    =========
Net earnings ............................        16.0%        12.7%         7.6%
                                            =========    =========    =========

1998 Compared to 1997

Revenues. The Company's revenues increased by $15.2 million, or 52.5%, to $44.1 million in 1998, as each revenue category improved over 1997. Product revenues increased by $10.3 million, or 65.9%, primarily due to increased activity during the year in the United States and Western Europe markets, as well as account-based license expansion fees in Western Europe. Service revenues increased by $3.7 million, or 46.4%, in 1998 over 1997. Most of the growth is attributable to the increased levels of PROFILE projects in-process and funded pre-contract evaluation activity in the U.S. marketplace. The significant contributors to the growth of products and services in the U.S. were Citigroup Inc., The Sumitomo Bank, Ltd. and Federal Home Loan Bank of Pittsburgh. ING subsidiary Interadvies N.V. was the largest contributor in Western Europe. Software maintenance fees increased by $1.2 million, or 22.7%, over 1997 levels, primarily due to the larger installed client base in 1998.

Product development. Product development expenses increased $4.1 million, or 54.3%, in 1998, due to costs associated with increased staffing, expanded facilities and other associated overhead costs. The substantial growth in staffing in this area is due to the ongoing impact of the Company's strategic decision to increase investment in development for various technology projects. Staffing increased 69% in 1998 for this area of the Company to assist with various evaluation activities for Citigroup Inc., as well as certain system performance improvement projects. More specifically, staffing-related expenditures increased by $3.3 million in 1998 as compared to 1997. Despite the increased investment in this category, the percent relationship to total revenues increased only slightly, from 26.1% in 1997 to 26.5% in 1998.

Product support. Product support expenses increased by $659,000, or 20.6%, for the year ended December 31, 1998, primarily due to increases in staffing levels in 1998 required to support the larger converted client base, as well as the impact of market adjustment salary increases.

Implementation and consulting. Implementation and consulting expenses increased by $1.3 million, or 23%, for the year ended December 31, 1998, primarily due to costs related to the corresponding increase in services revenue of $3.7 million (a 46.4% increase relative to the 1997 year). The primary components of this cost increase were the increased utilization of third-party consultants and subcontractors required to support the increased revenue levels, increased staffing and related overhead and certain non-reimbursable project travel costs. The gross margin relative to associated revenues increased in 1998 to 40.1% from 28.7% in 1997, due to more favorable billing rates based on increased time and material projects in 1998 versus the fixed-fee projects that were more prevalent in prior years.

Sales and marketing. Sales and marketing expenses increased by $1.7 million, or 42%, for the 1998 year, as the Company continued to increase its direct coverage in this area with additional staffing and increased spending relative to the brand awareness advertising and promotion campaign for PROFILE/Anyware. Due to the increase in total revenues in 1998, however, sales and marketing expenses as a percent of total revenues decreased from 14% in 1997 to 13% for 1998. Although the Company will continue to encourage sales prospects generated through its various third-party partners, management also believes that it is important for the Company to continue to increase its own direct sales and marketing efforts.

General and administrative. General and administrative expenses increased during the year ended December 31, 1998 by $1.9 million, or 59.2%. The $1.9 million increase is attributable to a number of cost-related growth factors, including increased staffing, increased incentive pay and additional costs associated with adding a second office facility in Malvern, Pennsylvania during the third quarter of 1997.

Income tax provision. Taxes in 1998 were 34.6% of income before income taxes, as compared to 31% in 1997. The 1998 increase is primarily due to the Company's increased U.S. revenues, resulting in higher state income taxes, as well as a reduction in benefit derived from our foreign sales corporation.

1997 Compared to 1996

Revenues. The Company's revenues increased by $10.4 million, or 56.1%, to $28.9 million in 1997, as each revenue category improved over 1996. Product fees increased by $6.7 million, or 76.4%, primarily due to new contracts closed during the year in the Canadian and U.S. markets and funded enhancement work associated with the Company's entry into new geographic markets. Service revenue increased by $2.8 million, or 55.4%, in 1997 over 1996, with most of the growth being derived from implementation projects in Canada, the United States and Asia. Software maintenance fees increased by $811,000, or 17.6%, over 1996 levels, primarily due to the larger installed client base in 1997.

Product development. Product development expenses increased by $2.6 million, or 53.2%, in 1997, due to the ongoing impact of the Company's strategic decision to increase investments in development for various technology projects, including the porting of its software to additional platforms and enhancements to PROFILE/Anyware. In particular, there were significant staffing additions in this area throughout 1997, as well as an increase in utilization of third-party programming resources relative to 1996 levels.

Product support. Product support expenses increased by $903,000, or 39.4%, in the year ended December 31, 1997, primarily due to substantial increases in staffing levels in 1997 required to support the larger converted client base, as well as the impact of having a full year of expenses for the Prague, Czech Republic support office, which was opened during 1996.

Implementation and consulting. Implementation and consulting expenses increased by $2.4 million, or 75.6%, in the year ended December 31, 1997, primarily due to a corresponding increase in service revenues of $2.8 million, a 55.4% increase relative to the 1996 year. The primary components of this cost increase were the increased utilization of third-party consultants and subcontractors required to support the increased revenue levels, increased staffing and related overhead and certain non-reimbursable project travel costs. The gross margin relative to associated revenues decreased in 1997 to 28.7% from 36.9% in 1996, due primarily to more extensive utilization of more costly third-party resources as well as higher costs with respect to two, fixed-fee client implementation projects.

Sales and marketing. Sales and marketing expenses increased by $948,000, or 30.7%, in the 1997 year, as the Company continued to increase its direct coverage in this area, primarily via staffing increases in selected foreign market locations. In conjunction with the increased 1997 staffing and revenue levels, both travel and commission expenses increased significantly in 1997 relative to 1996 levels.

Royalties and sublicense fees. The Company is obligated to pay royalties based on the collection of certain license fees. These obligations have varying terms. The Company is also obligated to pay sublicense and maintenance fees to certain third-party licensors, primarily related to treasury and trade finance product. These amounts will vary depending upon the applicable revenue components subject to such fees. For the year ended December 31, 1997, this expense category declined by $891,000, or 53.1%, relative to the 1996 level. The primary reason for this decline is a $735,000 decrease in royalty expense in the 1997 period, attributable to a lower level of product revenues subject to royalty payment.

General and administrative. General and administrative expenses increased during the year ended December 31, 1997 by $1.6 million, or 99.1%, due primarily to a $500,000 bad debt allowance which was established during the fourth quarter. This reserve was required primarily due to an implementation contract in the Asian marketplace which has been suspended pending the resolution of the financial and currency crisis in that region. The receivables related to this project were written off against this reserve in 1998. Absent the impact of this reserve, general and administrative expenses would have increased by $1.1 million, or 68.4%, relative to 1996 levels. The $1.1 million increase is attributable to a number of factors which include additional expenses related to being a public company, growth of the business costs such as increased staffing, costs related to employee recruitment and training costs for certain third-party partners.

Interest income, net. Interest income, net, increased by $561,000 in 1997 due to income earned on higher invested cash balances, primarily attributable to the $11.8 million of net proceeds generated by the Company's initial public offering in December 1996.

Income tax provision. Taxes in 1997 were 31% of income before income taxes, as compared to 30.2% in 1996. During 1997, the Company's tax rate was lower than the statutory rate of 34%, primarily due to the utilization of its foreign sales corporation.

Year 2000

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 failures. Accordingly, the Company has been actively evaluating the impact of the Year 2000 on both its PROFILE product line as well as its internal systems and hardware. Relative to the PROFILE product line, all versions of PROFILE sold and installed since late 1996 are Year 2000 compliant upon completion of installation and testing by the clients. Further, due to system retrofits provided for the Company's Canadian credit union clients during 1997 and early 1998, the Company believes that these systems will be Year 2000 compliant upon completion of installation and testing by the clients. The cost to the Company of the Canadian version retrofits was approximately $200,000. All other clients using software installed prior to late 1996 are entitled to receive a version of the software which is Year 2000 compliant as part of their software support agreements with the Company, and they have been encouraged to upgrade. For the most part, these clients have upgraded (or otherwise remediated) or are scheduled to upgrade in a timely manner. To the extent the Company is directly involved in any such upgrade process, the client pays for professional services and expenses. Accordingly, the Company believes it will not be materially impacted by the Year 2000 situation relative to any of its product offerings. As to its own internal software systems and hardware, including IT and non-IT systems, the Company has identified and reviewed all key areas, and believes that there is no significant exposure to the Year 2000 issue. The cost of upgrading or replacing certain non-compliant hardware and software for the remaining non-critical functions is estimated to be less than $100,000. These upgrades and replacements should be completed by mid 1999.

In light of the above information, the Company does not anticipate any significant Year 2000 problems. The Company will, however, continue to assess this situation and develop contingency plans as necessary. The Company's expectations with respect to these Year 2000 issues are based on the assumption that there will be no general failure of external systems, including power, communications, transportation, or financial systems, necessary for the ordinary conduct of business.

Liquidity and Capital Resources

Cash and cash equivalents were $27.2 million at December 31, 1998. Cash flow from operations for 1998 was $15.9 million, $22,000 in 1997 and ($1.0 million) in 1996. Net cash provided by operating activities in 1998 were primarily due to a reduction in accounts receivable (days sales outstanding decreased from 155 days at December 31, 1997 to 68 days at December 31, 1998) and increases in accounts payable, accrued expenses and income from operations. The significant receivable reduction in 1998 is due to approximately $9.0 million in contract payments received in December. In addition, the receivable balance at December 1997 was unusually high due to 3 new contracts closing and the achievement of several milestones on other contracts, resulting in significant billings late in the year. Partially offsetting these sources of funds was the decrease in deferred revenues. The cash provided by operations in 1997 from net earnings and non-cash expenses were offset by increases in accounts receivable and contracts in process. Net cash used in operating activities during 1996 was mainly attributable to increases in contracts in process and accounts receivable, partially offset by net earnings and increases in accounts payable and deferred revenues. The Company continues to expect a certain amount of variability in the timing of payment of major contract milestones which will impact cash flow from operations during any given period.

The Company's business is generally not capital intensive. Capital asset expenditures for 1998 amounted to $2.0 million as compared to $1.6 million in 1997. The increase in capital expenditures during 1998 is attributable to purchases of equipment and furniture required by the significant growth in employees during the year, as well as the leasehold improvements completed to accommodate the additional staff. The Company's initial public offering in December 1996 generated net proceeds of $11.8 million.

The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future and at a minimum through the next year. Should the Company's business expand more rapidly than expected, the Company believes that additional bank credit, if necessary, would be available to fund such operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities.

The Company believes that its business is generally not seasonal; however, the Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue, earnings and cash flow patterns. This variability is typically driven by significant events which directly impact the recognition and billing of project-related revenues. Examples of such events include the timing of new business contract closings and the initiation of product and service fee revenue recognition, one-time payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users) and completion of implementation project roll outs and the related revenue recognition. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the project, length of contract negotiations and general economic conditions in a particular sales prospect's country of origin. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter. As noted earlier, however, the Company believes that over the course of time the ongoing monthly revenue stream associated with the e-PROFILE outsourcing alternative will result in more predictable quarter-to-quarter revenues.

Forward-looking Statements

The Company's forward-looking statements about its revenues, earnings and business development have been derived from its operating budgets and forecasts which are based upon detailed assumptions about many important factors. Several important factors may cause the Company's actual results to differ materially from those contemplated by any forward-looking statements made by the Company. These factors include the course of business in the financial services industry, competition among software companies serving that industry, the Company's management of the long sales cycle for its products, the timing of new contract closings, the success of the Company's e-PROFILE business model and other significant events of revenue recognition affecting the Company's quarterly results, the development of the top-tier, direct and emerging banking markets, market acceptance of the Company's products within these markets and the Company's ability to continue to improve its products.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents. The Company does not have any derivative financial instruments in its portfolio. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not expect any material loss with respect to its cash equivalents.

Foreign Currency Risk

The Company does not use foreign exchange forward contracts. All contractual arrangements with international customers are denominated in U.S. dollars.

Item 8. Financial Statements and Supplementary Data.

                   Index to Consolidated Financial Statements

Report of Independent Public Accountants.....................................30

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of December 31, 1998 and 1997.............31

    Consolidated Statements of Operations for the Years Ended
      December 31, 1998, 1997 and 1996.......................................32

    Consolidated Statements of Shareholders' Equity for the Years Ended
      December 31, 1998, 1997, and 1996......................................33

    Consolidated Statements of Cash Flows for the Years Ended December 31,
      1998, 1997 and 1996....................................................34

    Notes to Consolidated Financial Statements...............................35

Schedule II - Valuation and Qualifying Accounts for the Years Ended
    December 31, 1998, 1997 and 1996.........................................45

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sanchez Computer Associates, Inc.:

We have audited the accompanying consolidated balance sheet of Sanchez Computer Associates, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanchez Computer Associates, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                            Arthur Andersen, LLP

Philadelphia, Pennsylvania
February 5, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Sanchez Computer Associates, Inc.

We have audited the accompanying consolidated balance sheet of Sanchez Computer Associates, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanchez Computer Associates, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 6, 1998

                        Sanchez Computer Associates, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                            December 31,
                                                  -----------------------------
                  ASSETS                                  1998             1997
                                                          ----             ----
Current assets
  Cash and cash equivalents                       $     27,177     $     12,827
  Receivables less allowances ($295-1998;
    $543-1997)                                           2,529            8,884
  Contracts in process                                   6,778            6,249
  Deferred income taxes                                    729              349
  Prepaid and other current assets                         895            1,052
                                                  -----------------------------
        Total current assets                            38,108           29,361

Property and equipment
  Equipment                                              3,945            3,137
  Furniture and fixtures                                   770              579
  Leasehold improvements                                   994              216
                                                  -----------------------------
                                                         5,709            3,932
Accumulated depreciation and amortization               (3,026)          (2,113)
                                                  -----------------------------
  Net property and equipment                             2,683            1,819

Capitalized software costs, net of
  amortization of $ 921 in 1998
  and $ 689 in 1997                                        962            1,022

Investments                                              1,532            1,020
                                                  -----------------------------

        Total assets                              $     43,285     $     33,222
                                                  =============================

                LIABILITIES
Current liabilities
  Current debt obligations                        $        233     $        440
  Accounts payable, trade                                1,535            1,279
  Accrued expenses                                       5,984            2,817
  Deferred revenue                                       3,266            4,240
                                                  -----------------------------
        Total current liabilities                       11,018            8,776


Deferred income taxes                                      327              348
Deferred revenue                                            87              781
Long-term debt                                              81               84
                                                  -----------------------------
        Total liabilities                               11,513            9,989

Commitments (Note 9)

           SHAREHOLDERS' EQUITY
Common stock, no par value
  Authorized - 75,000,000 shares
  Issued and outstanding - 11,734,569 and
    11,154,188 shares in 1998 and 1997,
    respectively                                           117              112
Additional paid-in capital                              20,172           18,769
Retained earnings                                       11,723            4,689
Notes due on common stock purchases                       (240)            (337)
                                                  -----------------------------
        Total shareholders' equity                      31,772           23,233
                                                  -----------------------------
        Total liabilities and
          shareholders' equity                    $     43,285     $     33,222
                                                  =============================

                 See notes to consolidated financial statements

                        Sanchez Computer Associates, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                       Year Ended December 31,
                                                   -----------------------------
                                                      1998       1997       1996
                                                      ----       ----       ----
Revenues
  Products                                         $25,854    $15,581    $ 8,832
  Services                                          11,571      7,904      5,086
  Software maintenance fees                          6,634      5,406      4,595
                                                   -----------------------------

        Total revenues                              44,059     28,891     18,513

Operating expenses
  Product development                               11,656      7,556      4,931
  Product support                                    3,853      3,194      2,291
  Implementation and consulting                      6,929      5,632      3,207
  Sales and marketing                                5,728      4,033      3,085
  Royalties and sublicense fees                        916        786      1,677
  General and administrative                         5,170      3,248      1,631
                                                   -----------------------------

        Total operating expenses                    34,252     24,449     16,822
                                                   -----------------------------

Earnings from operations                             9,807      4,442      1,691

Interest income, net                                   956        885        324
                                                   -----------------------------

Earnings before income taxes                        10,763      5,327      2,015

Income tax provision                                 3,729      1,651        608
                                                   -----------------------------

Net Earnings                                       $ 7,034    $ 3,676    $ 1,407
                                                   =============================



Basic earnings per average common share            $   .61    $   .33    $   .16

Diluted earnings per average common share          $   .57    $   .31    $   .15

Weighted-average common shares outstanding          11,521     11,035      8,573

Weighted-average common and diluted shares
outstanding                                         12,272     11,975      9,392

                 See notes to consolidated financial statements

                        Sanchez Computer Associates, Inc.
                 Consolidated Statements of Shareholders' Equity
                      (in thousands, except share amounts)

                                              Common Stock          Additional  Retained     Notes Due on
                                          --------------------       Paid-in    Earnings     Common Stock
                                          Shares        Amount      Capital     (Deficit)     Purchases
                                          ------        ------      -------     ---------     ---------

Balances at December 31, 1995            8,493,406   $       85   $    6,051   $     (394)   $     (664)
Net earnings                                                                        1,407
Public stock offering, net               2,309,500           23       11,729
Exercise of stock options                  146,399            2          350
Stock option loan repayments                                                                        126
                                        ---------------------------------------------------------------

Balances at December 31, 1996           10,949,305          110       18,130        1,013          (538)
Net earnings                                                                        3,676
Exercise of stock options                  204,883            2          639                       (146)
Stock option loan repayments                                                                        347
                                        ---------------------------------------------------------------

Balances at December 31, 1997           11,154,188          112       18,769        4,689          (337)
Net earnings                                                                        7,034
Exercise of  stock options & warrants      564,983            5        1,145
Employee stock purchase plan                15,398                       258
Stock option loan repayments                                                                         97
                                        ---------------------------------------------------------------

Balances at December 31, 1998           11,734,569   $      117   $   20,172   $   11,723    $     (240)
                                        ===============================================================

                 See notes to consolidated financial statements

                        Sanchez Computer Associates, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                           Year Ended December 31,
                                                      --------------------------------
                                                          1998        1997        1996
                                                          ----        ----        ----
Cash flows from operating activities
Net earnings                                          $  7,034    $  3,676    $  1,407
Adjustments to reconcile net earnings to cash
  provided  (used) by operating activities
      Deferred taxes                                      (401)        512          74
      Depreciation and amortization                      1,544       1,092         797
      Provision for doubtful accounts receivable           100         500
      Other                                                 16           8         (85)
Cash provided (used) by changes in operating
  assets and liabilities
      Contracts in process                                (529)     (3,171)       (658)
      Accounts receivable                                6,255      (3,441)     (3,721)
      Prepaid and other current assets                     157         510      (1,019)
      Accounts payable and accrued expenses              3,423         895       1,016
      Deferred revenues                                 (1,668)       (559)      1,157
                                                      --------------------------------
Net cash provided (used) by operating activities        15,931          22      (1,032)

Cash used in investing activities
  Investment in joint ventures                            (512)     (1,020)
  Capitalized computer software costs                     (353)       (668)       (532)
  Capital expenditures                                  (2,011)     (1,626)       (665)
                                                      --------------------------------
Net cash used in investing activities                   (2,876)     (3,314)     (1,197)

Cash flows from financing activities
  Borrowings under revolving credit facility                           285         404
  Repayment of notes due on common stock purchases          97         347         121
  Principal payments under capital lease obligation                    (40)        (80)
  Principal payments under long-term notes                (210)       (500)       (333)
  Proceeds from exercise of stock options and
    warrants                                             1,150         496         350
 Proceeds from issuance of shares under the
     employee stock purchase plan                          258
 Net proceeds from initial public offering                                     11,752
                                                      --------------------------------
Net cash provided by financing activities                1,295         588      12,214

Net increase (decrease) in cash and cash
  equivalents                                           14,350      (2,704)      9,985
Cash and cash equivalents at beginning of year          12,827      15,531       5,546
                                                      --------------------------------

Cash and cash equivalents at end of year              $ 27,177    $ 12,827    $ 15,531
                                                      ================================

Supplemental cash flow information
Interest paid                                         $     37    $     51    $    103
Income taxes paid                                     $  2,481    $    730    $    529

                See notes to consolidated financial statements.

                       Notes to Consolidated Financial Statements
                   (in thousands, except share and per share amounts)

(1)   Description of Business

      Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") designs, develops, markets, implements and supports comprehensive banking software, called PROFILE(R), for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of four integrated modules which operate on open, client-server platforms. The primary module, called PROFILE/Anyware, is a multi-currency transaction processing system which supports deposit, loan, customer, and bank management requirements through multiple distribution channels, including the Internet. The other modules are PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system; PROFILE for Windows, a native Windows(R) client application for PROFILE/Anyware's customer service and teller functions; and PROFILE/ODBC, an open connectivity database driver.

(2)   Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

      Revenue Recognition

      The Company generally recognizes product revenue, which includes software license fees and product enhancement fees, using the percentage-of-completion method over a period of time that commences with the execution of the license and ends with the completion of the enhancements or implementation. If the customer does not request enhancements and implementation, the Company generally recognizes the license fee from these products upon delivery, provided that the other services are not essential to the functionality of the software. The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, the license amount is fixed and determinable and collectability is probable. The Company's software licensing agreements provide for a warranty period. The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized ratably over the warranty period.

      Service revenues, which include client implementation and consulting fees, are recognized when the services are performed or on the percentage-of-completion method, depending on the contract terms. Revenue from software maintenance contracts is recognized ratably over the term of the maintenance contract.

      Unbilled revenue in the accompanying balance sheets represent revenues recognized in excess of amounts collected or invoiced and deferred revenues represent amounts collected from or invoiced to customers in excess of revenue recognized.

      Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates market value due to the short maturity of the investments. The Company maintains a centralized cash management program whereby its excess cash balances are invested in high quality short-term money market instruments through high credit quality financial institutions. At times, cash balances in the Company's accounts may exceed federally insured limits. Cash and cash equivalents at December 31, 1998 and 1997 include amounts on deposit with Safeguard Scientifics, Inc. ("Safeguard"), a shareholder of the Company, in conjunction with a note agreement dated June 12, 1997. The demand note provides for borrowings by Safeguard from the Company of up to a maximum of $12 million on a revolving basis at Safeguard's effective borrowing rate minus .75%. This rate is higher than the Company is currently earning on its money market investments. At December 31, 1998 and 1997 advances to Safeguard amounted to $12 million and $11.1 million respectively. Interest income from these advances amounted to $723 and $272 in 1998 and 1997, respectively.

                       Notes to Consolidated Financial Statements
                    (in thousands, except share and per share amounts)

(2)   Significant Accounting Policies - continued

      Accounts Receivable and Contracts in Process

      Accounts receivable represent amounts billed and due from customers. Accrued contractual revenues related to implementation contracts which have been recognized under the percentage of completion method, but which have not yet been billed, are reported as contracts in process. These amounts are billable at specified dates, at contractual milestones or at contract completion, which is generally expected to occur within one year.

      Investments

      In December 1997, the Company entered into an agreement with ELBA CSB S.A. ("ELBA"), a newly formed subsidiary of ComputerLand Poland S.A., a Polish bank technology services firm which is also a public company. Concurrent with the ComputerLand agreement, the Company and ELBA also entered into a distribution and services agreement, which gives ELBA certain limited exclusive and non-exclusive PROFILE marketing rights in Poland and Central Europe. In conjunction with the agreement, the Company paid $1 million for a 10% equity interest in ELBA, which is accounted for under the cost method. During 1998, the Company made additional investments increasing its equity position to 12%. In February 1999, the shareholders of ELBA agreed to merge ELBA into ComputerLand; the Company will own approximately 1% of ComputerLand.

      In June 1998, the Company entered into an agreement with Direct Capital Services (P) Ltd., an Indian technology services firm. Under the agreement, the Company paid $250 for a 10% equity interest in Sanchez/Capital Services (P) Ltd., which is accounted for under the cost method. Concurrent with the agreement, the Company and Sanchez/Capital Services also entered into a distribution, agency and services agreement, which gives Sanchez/Capital Services limited exclusive marketing rights in India and certain middle-eastern countries.

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

      All capitalized software costs are written down to net realizable value when the carrying amount is in excess thereof. Total costs capitalized in 1998, 1997 and 1996 were approximately $353, $668, and $532 respectively. Amortization of capitalized software costs amounted to $413, $321, and $218 in 1998, 1997 and 1996, respectively.

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

(2)   Significant Accounting Policies, continued

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

      Depreciation and Amortization

      Depreciation and amortization are provided over the estimated useful lives of the related assets using a combination of accelerated and straight line depreciation methods. Equipment and furniture and fixtures have useful lives of 5 and 3 years, respectively. The useful life of leasehold improvements is the lesser of the lease term or 3 years.

      Earnings Per Share

      Effective December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which simplifies the requirements for computing earnings per share and requires presentation of two amounts, basic and diluted earnings per share. Earnings per share information for all periods presented has been restated in accordance with the new standard.

      Basic earnings per share has been calculated as net earnings divided by weighted average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted average common and diluted shares outstanding. The following table provides a reconciliation of weighted average common shares outstanding to weighted average common and dilutive shares outstanding (in thousands).

                                                   Year Ended December 31,
      --------------------------------------------------------------------------
                                                  1998        1997       1996
      --------------------------------------------------------------------------

       Weighted-average shares outstanding      11,521      11,035      8,573

       Dilutive effect of
          Warrants                                 104         320        277
          Options                                  647         620        542
                                              ----------------------------------
       Total common and dilutive shares         12,272      11,975      9,392
                                              ----------------------------------

      Diluted shares outstanding are computed using the weighted average number of shares of common and common equivalent shares (stock options and warrants) for each period.

      Recent Accounting Pronouncements

      In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both statements were required to be adopted during fiscal year ending December 31, 1998. The Company adopted these pronouncements in 1998. There were no adjustments to the Company's financial position or results of operations.

      Reclassifications

      Certain prior period amounts have been reclassified to conform to the 1998 presentation.

                     Notes to Consolidated Financial Statements
                 (in thousands, except share and per share amounts)

(3)   Acquisition

      On February 5, 1998 the Company acquired 100% of the outstanding shares of Greystone Technology Corporation ("Greystone") and its wholly owned subsidiary in exchange for 84,050 shares of Sanchez common stock. Greystone is engaged in the design, manufacture and maintenance of certain high performance data base systems which are utilized in conjunction with the Company's PROFILE family of products.

      The merger was accounted for as a pooling of interests. Accordingly, the historical financial statements of the Company have been restated to include Greystone. A reconciliation of revenues, net earnings and earnings per share for the Company and Greystone for the periods presented is as follows:

                                               Sanchez    Greystone     Pooled
                                               ---------------------------------
          Year Ended December 31, 1997
               Revenues                        $28,302        $ 589    $28,891
               Net Earnings                      3,453          223      3,676
               Earnings per share-basic            .32          .01        .33
               Earnings per share-diluted          .29          .02        .31

          Year Ended December 31, 1996
               Revenues                        $17,715        $ 798    $18,513
               Net Earnings                      1,075          332      1,407
               Earnings per share-basic            .13          .03        .16
               Earnings per share-diluted          .12          .03        .15

(4)   Client Revenue Data

      Revenue derived from certain software implementation projects comprises a substantial portion of the Company's total annual revenues. The following table summarizes the percentage of revenues from the Company's significant clients (listing those clients that exceed 10% in the applicable year):

                                           Year Ended December 31,
       ----------------------------------------------------------------
       Client                            1998      1997      1996
       ----------------------------------------------------------------
       A                                  28%        *         *
       B                                   *        14%       21%
       C                                   *        12%        *
       D                                   *        12%        *
       E                                   *         *        27%
       F                                   *         *        12%
       G                                   *         *        12%

       *  Less than 10%

      At December 31, 1998 and 1997, the significant clients listed above accounted for $598 (or 6%) and $6,757 (or 45%) of combined net accounts receivable and contracts in process, respectively. The Company does not require its customers to provide collateral relative to accounts receivable balances.

                       Notes to Consolidated Financial Statements
                    (in thousands, except share and per share amounts)

(4)  Client Revenue Data, continued

     The Company classifies its operations into one industry segment, licensing and servicing of software products to the financial services industry. Revenue derived from customers in various geographic regions is as follows:

                                       Year Ended December 31,
      --------------------------------------------------------------
                               1998            1997           1996
      --------------------------------------------------------------
      U.S. and Caribbean   $ 21,560       $   5,927        $ 2,276
      Central Europe          9,077          10,440         11,193
      Other Europe            8,800           2,343          2,547
      Canada                  4,011           7,443          1,527
      Asia Pacific Rim          611           2,738            970
                           -----------------------------------------
                           $ 44,059       $  28,891        $18,513
                           -----------------------------------------

(5)   Accrued Expenses

                                                      December 31,
      ------------------------------------------------------------------------
                                                   1998           1997
      ------------------------------------------------------------------------
      Accrued compensation and related items      $ 2,346       $  912
      Accrued income taxes                          1,712          464
      Other                                         1,926        1,441
                                              --------------------------------
                                                  $ 5,984       $2,817
                                              --------------------------------

(6)   Debt


                                                              December 31,
      --------------------------------------------------------------------------
                                                               1998     1997
      --------------------------------------------------------------------------
      Bank term notes at prime payable through July 2000       $ 314    $239
      Revolving capital equipment credit facility at prime               285
                                                             -------------------
                                                                314      524
      Less current debt obligations                             233      440
                                                             -------------------
      Long term debt                                           $ 81     $ 84
                                                             -------------------

      In July 1998, the Company both renewed and restructured its bank borrowing agreements. Under the revised agreement, the Company converted $285 outstanding under its revolving credit facility for capital equipment purchases to a 24 month term loan and a new $500 revolving credit facility for capital purchases was established. The Company has available $500 under this revolving facility as of December 31, 1998. Contingent upon renewal of the bank borrowing agreements as of June 30, 1999, the Company will have the option to convert the then outstanding balance on the revolving credit facility to a 24 month term loan.

      Future maturities of long-term debt at December 31, 1998 are as follows:

                      -------------------------
                        Year Ending
                      -------------------------
                            1999         $233
                            2000           81
                                      ---------
                                         $314
                                      ---------

                        Notes to Consolidate Financial Statements
                    (in thousands, except share and per share amounts)

(7)   Shareholders' Equity

      In May 1998, the Company's Shareholders approved and amended the articles of incorporation to increase the number of the Company's authorized shares of common stock from 50,000,000 to 75,000,000 shares.

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

      In May 1998, the Company's shareholders approved an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, employees of the Company can purchase common stock through payroll deductions. A maximum of 300,000 shares are authorized for issuance under the ESPP. As of December 31, 1998, 15,398 shares have been purchased under the ESPP.

      The Company applies APB 25 and related interpretations in accounting for its various stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 Year Ended December 31,
      --------------------------------------------------------------------------
                                                       1998      1997       1996
      --------------------------------------------------------------------------
      Net earnings                    As reported   $ 7,034   $ 3,676    $ 1,407
                                      Pro forma       5,470     3,443      1,357

      Basic earnings per share        As reported       .61       .33        .16
                                      Pro forma         .47       .31        .16

      Diluted earnings per share      As reported       .57       .31        .15
                                      Pro forma         .45       .29        .14

      The per share weighted-average fair value of stock options issued by the Company during 1998, 1997 and 1996 was $9.76, $4.07, and $1.11, respectively, on the date of grant using the Black Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted: 1998 - expected dividend yield of 0%, risk free interest rate of 4.39% to 5.75%, expected volatility of 50%, and an average expected life of five years; 1997 - expected dividend yield of 0%, risk free interest rate of 5.86% to 6.38%, expected volatility of 40%, and an average expected life of five years; 1996 - expected dividend yield of 0%, risk-free interest rate of 6.36% to 6.48%, expected volatility of 0%, and average expected lives of three years to five years.

      Pro forma net earnings reflects only options granted in 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

                     Notes to Consolidated Financial Statements
                  (in thousands, except share and per share amounts)

(7)   Shareholders' Equity, continued

      A summary of stock option activity is as follows:

                                                                Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------
                                               1998                           1997                        1996
-----------------------------------------------------------------------------------------------------------------
                                                      Weighted                 Weighted                Weighted
                                                       Average                  Average                Average
                                                      Exercise                 Exercise                Exercise
                                        Shares         Price       Shares       Price       Shares      Price
                                        ------         -----       ------       -----       ------      -----
Outstanding at beginning of year      1,039,461    $    5.50      808,568    $    2.81    1,224,376    $  2.13
Options granted                         830,021        18.60      454,500         8.73      143,600       4.37
Options exercised                      (204,983)        2.82     (204,883)        2.20       (6,000)      1.67
Options cancelled                       (55,084)       15.90      (18,724)        4.26     (553,408)      1.70
                                     -------------------------------------------------------------------------
Outstanding at end of year            1,609,415    $   12.24    1,039,461    $    5.50      808,568    $  2.81
                                     -------------------------------------------------------------------------

Options exercisable                     476,771                   415,274                   430,149

Shares available for future grants       41,712                   816,649                 1,252,964

     The following summarizes information about the Company's stock options outstanding as of December 31, 1998:

-------------------------------------------------------------------------------------------------------
                                     Options Outstanding                      Options Exercisable
-------------------------------------------------------------------------------------------------------
                               Number      Weighted Av.
                             Outstanding     Remaining     Weighted Av.      Number      Weighted Av.
                                as of       Contractual      Exercise      Exercisable     Exercise
Range of Exercise Prices      12/31/98         Life           Price        at 12/31/98       Price
-------------------------------------------------------------------------------------------------------
     $ 1.67 to $ 3.63          334,166          5.76         $ 2.97           258,010         $2.77
     $ 4.46  to $ 6.75         327,401          7.94           5.04           134,503          4.89
     $ 12.88 to $ 16.13        443,848          7.35          15.38            38,432         13.72
     $ 18.00 to $ 20.00        440,020          6.26          19.91            41,281         19.87
     $ 21.38 to $ 26.63         63,980          5.74          22.98             4,545         22.00
                            ---------------------------------------------------------------------------
                             1,609,415          6.78         $12.24           476,771         $5.92
                            ---------------------------------------------------------------------------

      Generally, outstanding options vest over a two to four year period after the date of grant and expire 6-10 years after the date of grant.

      For options exercised in early 1995, 5% of the exercise price was paid upon exercise, with the remaining obligation evidenced by a note with a maximum term of 10 years, although the note also contains provisions for a balloon payment due two years after the Company's initial public offering. Such optionees executed full recourse interest-bearing notes, with such notes being reported as "Notes due on common stock purchases" in the accompanying balance sheet. During 1997, one additional stock option related loan was made to an officer of the Company in the amount of $111. This loan is also supported by a full recourse demand note which bears interest at 5.81%. In 1998, 1997 and 1996, interest income earned on these notes amounted to $30, $34 and $40, respectively.

                        Notes to Consolidated Financial Statements
                     (in thousands, except share and per share amounts)

(8)   Income Taxes

      The components of the income tax provision are as follows:

                                                                 Year Ended December 31,
      ----------------------------------------------------------------------------------------------------
                                                       1998                1997               1996
      ----------------------------------------------------------------------------------------------------
      Current taxes
         Federal                                     $3,460              $  673             $  348
         State                                          652                  95                 11
         Foreign                                         18                 371                175
                                                ----------------------------------------------------------
                                                      4,130               1,139                534
      Deferred taxes                                   (401)                512                 74
                                                ----------------------------------------------------------
      Total provision                                $3,729              $1,651             $  608
                                                ----------------------------------------------------------

      A reconciliation of the tax provision based on the federal statutory tax rate to the effective tax rate is as follows:

                                                                 Year Ended December 31,
                                                ----------------------------------------------------------
                                                       1998               1997                1996
                                                       ----               ----                ----
      Statutory tax provision                        $3,667              $1,811             $  685
      State income taxes, net of federal
        income tax benefit                              430                  63                  7
      Foreign income taxes                               18                 371                175
      Federal income tax credits                        (18)               (371)              (175)
      Foreign sales corporation                        (430)               (286)               (12)
      Other, net                                         62                  63                (72)
                                                ----------------------------------------------------------
                                                     $3,729              $1,651             $  608
                                                ----------------------------------------------------------

      The tax effects of loss carryforwards, credit carryforwards, and temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                        December 31,
      --------------------------------------------------------------------------
                                                 1998                1997
      --------------------------------------------------------------------------
      Deferred tax assets
         Accounts receivable allowances        $   65              $  184
         Accrued liabilities                      655                 163
         Other                                      9                   2
                                          --------------------------------------
      Total deferred tax assets                $  729              $  349
                                          --------------------------------------

       Deferred tax liabilities
         Capitalized software costs            $  327              $  348

     Utilization of federal and state net operating loss carryforwards and tax credit carryforwards amounted to $43 in 1998 and $539 in 1997.

                      Notes to Consolidated Financial Statements
                  (in thousands, except share and per share amounts)

(9)   Commitments

      The Company leases office facilities subject to operating leases. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1998 are as follows:

              1999          $  725
              2000             748
              2001             766
              2002             785
              2003             464
                         --------------
                            $3,488
                         --------------

      Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $869, $625 and $436, respectively.

(10)  Other Related Party Transactions

      In April 1998, Safeguard exercised warrants to purchase 360,000 shares of the Company's common stock at an exercise price of $1.39 per share, subject to certain terms and restrictions.

      The Company has entered into an administrative services agreement with Safeguard, which provides for payment, subject to achieving certain sales levels, of a maximum fee of $25 per quarter. The Company expensed $100 in each of the years ended December 31, 1998, 1997 and 1996.

      In conjunction with the previously described joint venture agreement with ELBA, ELBA paid to the Company $500 for certain limited exclusive and non-exclusive PROFILE marketing rights in Poland and Central Europe. The Company has entered into a consulting contract with ELBA. During 1998, the Company incurred expenses of $119 under this agreement.

      In conjunction with the previously described investment, Direct Capital Services (P) Ltd. paid the Company $250 for certain limited exclusive PROFILE marketing rights in India and certain Middle Eastern countries.

(11)  Profit Sharing Trust Plan

      The Company maintains a Profit Sharing Trust Plan (the "Plan") which permits eligible participating members to contribute up to 20% of their gross earnings. The Company will typically make a contribution equal to 100% of the first 3% which an employee contributes and may also make additional voluntary contributions. The Company expensed $258, $202, and $179 related to the Plan during the years ended December 31, 1998, 1997, and 1996, respectively.

(12)  Subsequent Event

      On February 9, 1999, the Company signed a letter of intent to purchase ArTech Financial Technology Services LLC, a banking service center located near Pittsburgh, PA. The transaction was closed on March 17, 1999.

                      Notes to Consolidated Financial Statements
                  (in thousands, except share and per share amounts)


(13) Quarterly Financial Information (Unaudited)

     The following table presents the unaudited quarterly financial information for the years 1998 and 1997:

------------------------------------------------------------------------------------------------------------
                                 1998 Quarter Ended                            1997 Quarter Ended
------------------------------------------------------------------------------------------------------------
                          Mar 31   June 30   Sept 30    Dec 31        Mar 31   June 30   Sept 30    Dec 31
------------------------------------------------------------------------------------------------------------
Revenues                 $ 8,628   $11,053   $12,114   $12,264       $ 5,380   $ 6,353   $ 8,362   $ 8,796
Earnings before income
  taxes                    1,225     2,546     3,147     3,845           742       839     1,724     2,022
Net earnings                 833     1,706     2,108     2,387           501       543     1,149     1,483
Basic earnings per                                                                                       .
  share                     0.07      0.15      0.18      0.20          0.05      0.05      0.10      0.13
Diluted earnings per
  share                     0.07      0.14      0.17      0.19          0.04      0.05      0.10      0.12

Earnings per average common share calculations for each of the Company's quarters are based on the weighted average number of shares outstanding in each quarter. Accordingly, the sum of the net earnings per share for each of the quarters in a fiscal year may not equal the actual year-to-date net earnings per average common share.

Schedule II

                        Sanchez Computer Associates, Inc.
                        Valuation and Qualifying Accounts
              For the years ended December 31, 1998, 1997 and 1996

      Allowance for                Balance at       Charged to Costs                   Balance at
    Doubtful Accounts           Beginning of Year    and Expenses      Deductions      End of Year
    -----------------           -----------------    ------------      ----------      -----------
Year ended December 31, 1996      $ 43,000            $     --         $     --         $ 43,000
Year ended December 31, 1997        43,000             500,000               --          543,000
Year ended December 31, 1998       543,000             100,000          348,000          295,000

                    Report of Independent Public Accountants

To Sanchez Computer Associates, Inc.

Our report on the consolidated financial statements of Sanchez Computer Associates, Inc. and subsidiaries is included on page 30 of this Form 10-K. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The above schedule is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 5, 1999

                        Report of Independent Accountants

To the Shareholders and Board of Directors
Sanchez Computer Associates, Inc.

Our report on the consolidated financial statements of Sanchez Computer Associates, Inc. and subsidiaries is included on page 30 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for the years ended December 31, 1997 and 1996, which appears above on page 45 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


PricewaterhouseCoopers LLP

Philadelphia, PA
February 6, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

A report on Form 8-K/A, dated November 17, 1998, was filed during the three months ended December 31, 1998 reporting the retention of independent public accountants. This item was reported under Item 4 of such Form 8-K/A.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Directors

The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its May 19, 1999 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Act of 1934, as amended.

      Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K

The Company incorporates by reference the information contained under the caption "SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in its definitive Proxy Statement relative to its May 19, 1999 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

Item 11.  Executive Compensation.

The Company incorporates by reference the information contained under the captions "Board Compensation," "Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION AND OTHER ARRANGEMENTS" in its definitive Proxy Statement relative to its May 19, 1999 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The Company incorporates by reference the information contained under the caption "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS AS OF MARCH 31, 1999" in its definitive Proxy Statement relative to its May 19, 1999 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

Item 13.  Certain Relationships and Related Transactions.

The Company incorporates by reference the information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "CERTAIN TRANSACTIONS" in its definitive Proxy Statement relative to its May 19, 1999 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this Form 10-K.

      Financial Statements (see item No. 8, page 29)

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 1998 and 1997
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
Notes to Consolidated Financial Statements

      Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996

All other information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statements or is not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K

A report on Form 8-K/A, dated November 17, 1998, was filed during the three months ended December 31, 1998 reporting the retention of independent public accountants. This item was reported under Item 4 of such Form 8-K/A

(c) Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

  Exhibit
  Number    Description
  ------    -----------
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

   10.9     Demand Note and Pledge Agreement dated September 19, 1997 by Ronald
            J. Zlatoper in favor of the Company (4) (Exhibit 10)

   21.1     Subsidiaries of the Registrant. *

   23.1     Consent of Arthur Andersen LLP *

   23.2     Consent of PricewaterhouseCoopers LLP *

   27.1     Financial Data Schedule *

   27.2     Financial Data Schedules - Restated *

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

Dated: March 31 , 1999               SANCHEZ COMPUTER ASSOCIATES, INC.

                                    By: /s/ Michael A. Sanchez
                                    --------------------------------------------
                                    Michael A. Sanchez, Chairman of the Board of
                                    Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 31 , 1999         /s/ Michael A. Sanchez
            -----              -------------------------------------------------
                               Michael A. Sanchez, Chairman of the Board of
                               Directors


Dated: March 31 , 1999         /s/ Ronald J. Zlatoper
            ----               -------------------------------------------------
                               Ronald J. Zlatoper, Chief Executive Officer and
                               Director (Principal Executive Officer)


Dated: March 31 , 1999         /s/ Joseph F. Waterman
            ----               -------------------------------------------------
                               Joseph F. Waterman, Senior Vice President and CFO
                               (Principal Financial and Accounting Officer)


Dated: March 31 , 1999         /s/ Frank R. Sanchez
            ----               -------------------------------------------------
                               Frank R. Sanchez, President, Chief Operating
                               Officer and Director


Dated: March 31 , 1999         /s/ Warren V. Musser
            ----               -------------------------------------------------
                               Warren V. Musser, Director


Dated: March 31 , 1999         /s/ Lawrence Chimerine
            ----               -------------------------------------------------
                               Lawrence Chimerine, Director


Dated: March 31 , 1999         /s/ Alex W. Hart
            ----               -------------------------------------------------
                               Alex W. Hart, Director


Dated: March 31 , 1999         /s/ Kailash C. Khanna
            ----               -------------------------------------------------
                               Kailash C. Khanna, Director


Dated: March 31 , 1999         /s/ John D. Loewenberg
            ----               -------------------------------------------------
                               John D. Loewenberg, Director


Dated: March 31 , 1999         /s/ Ira M. Lubert
            ----               -------------------------------------------------
                               Ira M. Lubert, Director


Dated: March 31 , 1999         /s/ Thomas C. Lynch
             ----              -------------------------------------------------
                               Thomas C. Lynch, Director

                                  EXHIBIT INDEX

 Exhibit
 Number     Description
 ------     -----------
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

  10.9      Demand Note and Pledge Agreement dated September 19, 1997 by Ronald
            J. Zlatoper in favor of the Company (4) (Exhibit 10)

  21.1      Subsidiaries of the Registrant. *

  23.1      Consent of Arthur Andersen LLP *

  23.2      Consent of PricewaterhouseCoopers LLP *

  27.1      Financial Data Schedule *

  27.2      Financial Data Schedules - Restated *


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