Form 10-Q
period 1999-03-31
SANCHEZ COMPUTER ASSOCIATES INC
filed 1999-05-17
CIK 1022926

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   MARCH 31, 1999.
                                 --------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _______________________


                         Commission file number 0-21705
                                                -------

                        SANCHEZ COMPUTER ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


       PENNSYLVANIA                              23-2161560
-------------------------------      ------------------------------------
(State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
Incorporation or Organization)

40 VALLEY STREAM PARKWAY, MALVERN, PA                               19355
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)




Registrant's Telephone Number, Including Area Code:           (610) 296-8877
                                                          ------------------


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


As of April 30, 1999, there were outstanding 11,785,422 shares of the issuer's Common Stock, no par value.

                       SANCHEZ COMPUTER ASSSOCIATES, INC.

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                          PART I: FINANCIAL INFORMATION




ITEM 1:  FINANCIAL STATEMENTS


                                                                         PAGE NO.
                                                                         --------
CONSOLIDATED BALANCE SHEETS

         March 31, 1999 (Unaudited) and December 31, 1998                      3


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

         Three Months Ended March 31, 1999 and 1998                            4



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

         Three Months Ended March 31, 1999 and 1998                            5



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                         6



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         8

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           11


                           PART II: OTHER INFORMATION



ITEM 5:  OTHER INFORMATION                                                    13

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                     13



SIGNATURES                                                                    14



                        SANCHEZ COMPUTER ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                          ASSETS                                      MARCH 31,       DECEMBER 31,
                                                                        1999              1998
                                                                     -----------      -----------
                                                                     (UNAUDITED)
Current assets
   Cash and cash equivalents                                          $ 20,444          $ 27,177
   Receivables, less allowance of $295 and $295, respectively            8,621             2,529
   Contracts in process                                                  5,228             6,778
   Prepaid and other current assets                                      1,960             1,624
                                                                      --------          --------
               Total current assets                                     36,253            38,108
                                                                      --------          --------
Property and equipment
   Equipment                                                             4,974             3,945
   Furniture and fixtures                                                  831               770
   Leasehold improvements                                                1,202               994
                                                                      --------          --------
                                                                         7,007             5,709
Accumulated depreciation and amortization                               (3,379)           (3,026)
                                                                      --------          --------
   Net property and equipment                                            3,628             2,683

Capitalized software costs, net of amortization of $1,028 at             1,014               962
  March 31, 1999 and $921 at December 31, 1998
Goodwill                                                                 1,577
Investments                                                              1,580             1,532
                                                                      --------          --------
               Total assets                                           $ 44,052          $ 43,285
                                                                      --------          --------
                                                                      --------          --------
                                  LIABILITIES
Current liabilities
   Current debt obligations                                           $    194          $    233
   Accounts payable, trade                                               1,470             1,535
   Accrued expenses                                                      5,109             5,984
   Deferred revenue                                                      4,106             3,266
                                                                      --------          --------
               Total current liabilities                                10,879            11,018

Deferred income taxes                                                      327               327
Long-term debt                                                              47                81
Other long-term liabilities                                                 19                87
                                                                      --------          --------
               Total liabilities                                        11,272            11,513


                              SHAREHOLDERS' EQUITY
Common stock, no par value                                                 118               117
   Authorized - 75,000,000 shares
   Issued and outstanding 11,765,725 and 11,734,569
     March 31, 1999 and December 31, 1998, respectively
Additional paid-in capital                                              21,276            20,172
Retained earnings                                                       12,216            11,723
Treasury stock                                                            (592)
Notes due on common stock purchases                                       (238)             (240)
                                                                      --------          --------
               Total shareholders' equity                               32,780            31,772
                                                                      --------          --------
               Total liabilities and shareholders' equity             $ 44,052          $ 43,285
                                                                      --------          --------
                                                                      --------          --------

                        SANCHEZ COMPUTER ASSOCIATES, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                         1999            1998
                                                       -------         -------
Revenues
   Products                                            $ 3,286         $ 4,337
   Services                                              4,302           2,836
   Software maintenance fees                             2,067           1,455
                                                       -------         -------

      Total revenues                                     9,655           8,628

Operating expenses
   Product development                                   3,488           2,470
   Product support                                         759             836
   Services                                              2,139           1,996
   Sales and marketing                                   1,852           1,200
   Royalties and sublicense fees                            86             195
   General and administrative                              863             909
                                                       -------         -------

      Total operating expenses                           9,187           7,606
                                                       -------         -------

Earnings from operations                                   468           1,022

Interest income, net                                       302             203
                                                       -------         -------

Earnings before income taxes                               770           1,225

Income tax provision                                       277             392
                                                       -------         -------

Net earnings                                           $   493         $   833
                                                       -------         -------
                                                       -------         -------





Basic earnings per average common share                $  0.04         $  0.07

Diluted earnings per average common share              $  0.04         $  0.07

Weighed-average common shares outstanding               11,745          11,178

Average common and dilutive shares outstanding          12,494          12,177


                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             --------------------------
                                                               1999              1998
                                                             --------          --------
Cash flows from operating activities
   Net earnings                                              $    493          $    833
   Adjustments to reconcile net earnings to cash
     provided (used) by operating activities
        Depreciation and amortization                             493               345
        Other                                                      (2)                8
   Cash provided (used) by changes in
     operating assets and liabilities
        Accounts receivable                                    (5,619)            1,379
        Contracts in process                                    1,550               170
        Prepaid and other current assets                         (306)              (18)
        Accounts payable and accrued expenses                  (1,756)             (262)
        Deferred revenues                                         747              (554)
                                                             --------          --------
Net cash provided (used) by operating activities               (4,400)            1,901

Cash used in investing activities
    Investments                                                   (48)
   Cost of acquisition net of cash acquired                    (1,000)
   Capitalized computer software costs                           (158)              (54)
   Capital expenditures                                        (1,066)             (419)
                                                             --------          --------
Net cash used in investing activities                          (2,272)             (473)

Cash flows from financing activities
   Repayment of notes due on common stock purchases                 1                46
   Purchase of treasury stock                                    (592)
   Principal payments under long-term debt                        (73)              (39)
   Proceeds from exercise of stock options                        102               185
                                                             --------          --------
                                                             --------          --------
Net cash provided (used) by financing activities                 (562)              192
                                                             --------          --------

Net increase (decrease) in cash and cash equivalents           (7,234)            1,620
Cash and cash equivalents at beginning of period               27,678            12,827
                                                             --------          --------

Cash and cash equivalents at end of period                   $ 20,444          $ 14,447
                                                             --------          --------
                                                             --------          --------


Supplemental cash flow information
Interest paid                                                $      5          $     10
Income taxes paid                                            $  1,636          $    230


                        SANCHEZ COMPUTER ASSOCIATES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(A.)     BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the full year.

(B.)     ACQUISITION

         Effective February 1, 1999, the Company acquired ArTech Financial Technology Services, LLC ("ArTech") in exchange for $1 million, 35,714 shares of Sanchez common stock and a two year warrant to acquire 50,000 shares of the Company's stock. The acquisition of ArTech was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $1.6 million and is being amortized on a straight-line basis over 10 years.

(C.)     CASH AND CASH EQUIVALENTS

         Cash and cash equivalents at March 31, 1999 included amounts on deposit with Safeguard Scientifics, Inc. ("Safeguard"), a shareholder of the Company, in conjunction with a note agreement dated June 12, 1997. The demand note provides for borrowings by Safeguard from the Company of up to a maximum of $12 million on a revolving basis at Safeguard's effective borrowing rate minus .75%. This rate is higher than the Company is currently earning on its money market investments. At March 31, 1999 advances to Safeguard amounted to $12 million. Interest income from these advances amounted to $165,000 during the first three months of 1999.

(D.)     CLIENT REVENUE DATA

         Revenue derived from customers in various geographic regions is as follows (in thousands):


                                   THREE MONTHS ENDED
                                        MARCH 31,
                                   1999           1998
                                  ------         ------
U.S. and Caribbean                $4,112         $3,393
Central Europe                     1,046          2,757
Other Europe                       2,459          1,360
Canada                             1,724            896
Other                                314            222
                                  ------         ------
                                  $9,655         $8,628
                                  ------         ------
                                  ------         ------



(E.)     EARNINGS PER SHARE

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


                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                           ---------------------
                                            1999           1998
                                           ------         ------
Weighed-average shares outstanding         11,745         11,178
Dilutive effect of
     Warrants                                                339
     Options                                  749            660
                                           ------         ------
Total common and dilutive shares           12,494         12,177
                                           ------         ------
                                           ------         ------


         Dilutive shares outstanding are computed using the weighted-average number of shares of common and common equivalent shares (stock options and warrants) for each period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sanchez Computer Associates, Inc. ("Sanchez" or "the Company") designs, develops, markets, implements and supports comprehensive banking software called PROFILE - Registered Trademark - for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of four integrated modules which operate on open, client/server platforms. The primary module, called PROFILE/ANYWARE, is a multi-currency, multi-language, multi-bank transaction processing system which supports deposit, loan, customer and bank management requirements through multiple distribution channels. The other modules are PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system; PROFILE FOR WINDOWS ("PFW"), a graphical user interface for PROFILE/ANYWARE; and PROFILE/ODBC, an open connectivity database driver. The PROFILE system is currently licensed to 37 clients in 14 countries serving in excess of 350 financial institutions.

The Company derives its revenues from product fees, which include software license fees and product enhancements fees, service fees, which include client implementation and consulting fees and recurring maintenance fees related to its software products. Product and service fees are paid in stages upon the completion by the Company of certain defined deliverables. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method. Typically, the client implementation projects to which these fees relate have a 10- to 15-month duration. Recurring maintenance fees are normally billed annually in advance and recognized into revenue ratably over the period covered.

Revenues for the quarter ended March 31, 1999 increased 12% to $9.7 million, compared to $8.6 million recorded for the same period in 1998. Net earnings for the quarter totaled $493,000 or $.04 per diluted share, compared to $833,000 or $.07 per diluted share for the same period in 1998.

During the quarter, the Company acquired ArTech Financial Technology Services, LLC, a banking technology service center located outside of Pittsburgh, Pennsylvania. In conjunction with the purchase, the Company announced the formation of a new outsourcing subsidiary - e-PROFILE.com ("e-PROFILE"), designed to provide financial services providers with the ability to offer differentiated direct banking services to customers through a dedicated e-banking service utility. The Company believes that e-PROFILE will provide a new and significant avenue by which the PROFILE product can be introduced to top-tier institutions with a lower initial capital hurdle, rapid time-to-market and effectively no disruption to existing legacy systems. The Company believes that the growth of electronic commerce will result in a large increase in the volume of financial transactions which occur on-line, as well as a greater demand for customized products and services. Furthermore, the Company believes that the capabilities of PROFILE, particularly e-PROFILE, will provide financial services providers with the technology to strategically respond to this consumer banking evolution with a minimal "up-front" investment and the ability to quickly enter the market with selected product offerings. Under this model, the Company will be partnering with leading-edge third party technology partners for each component in the e-PROFILE solution. From Web browser applications to data warehousing capabilities, financial service customers utilizing e-PROFILE will have a choice of various technology options with each component of their customized solution. This "menu-driven" approach allows subscribers to tailor their e-PROFILE environment to best suit their particular customer base and marketing objectives.

The Company has had preliminary discussions with certain technology and service partners regarding potential investments in e-PROFILE, which the Company will seek to finalize by the end of the third quarter. The Company intends to raise additional equity capital to fund this business through an initial public offering within the next 12 months, assuming market conditions and other factors permit.

The Company's estimated backlog at March 31, 1999 amounted to $33.2 million. The components of the backlog were $7.0 million for product and service revenues and $26.2 million for maintenance fees. The Company anticipates recognizing $16.1 million of this backlog over the next twelve months. At December 31, 1998, the Company's estimated backlog amounted to $33.9 million, consisting of $6.7 million for product and service revenues and $27.2 million for maintenance fees. The Company's business/financial model is evolving, however, and the Company ultimately expects to derive a greater proportion of its revenue stream from variable sources rather than fixed-fee contracts, both in its traditional licensing business and in the e-PROFILE service bureau business described above. Over time, the Company believes that this evolution will make its fixed contractual backlog figure a less meaningful measure of future revenue potential.



RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected statement of operations data:


                                                           QUARTER ENDED
                                                             MARCH 31,
                                                  --------------------------
DOLLARS IN THOUSANDS                                 1999              1998
                                                  --------          --------
Revenues
     Products                                     $  3,286          $  4,337
     Services                                        4,302             2,836
     Software maintenance fees                       2,067             1,455
                                                  --------          --------
         Total revenues                           $  9,655          $  8,628
                                                  --------          --------
                                                  --------          --------
Percentage Relationship to Total Revenues
Revenues
     Products                                         34.0%             50.3%
     Services                                         44.6              32.9
     Software maintenance fees                        21.4              16.8
                                                  --------          --------
         Total revenues                              100.0             100.0

Operating expenses
     Product development                              36.1              28.6
     Product support                                   7.9               9.7
     Services                                         22.1              23.1
     Sales and marketing                              19.2              13.9
     Royalties and sublicense fees                      .9               2.3
     General and administrative                        8.9              10.6
                                                  --------          --------
         Total operating expenses                     95.1              88.2

     Earnings from operations                          4.9              11.8
     Interest income, net                              3.1               2.4
                                                  --------          --------
     Earnings before income taxes                      8.0              14.2
     Income tax provision                              2.9               4.5
                                                  --------          --------
     Net earnings                                      5.1%              9.7%
                                                  --------          --------
                                                  --------          --------


THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES. Revenues increased $1.0 million, or 11.9%, in the first quarter of 1999 as compared to the first quarter of 1998. The most significant growth was in service revenue, which increased by $1.5 million or 51.7% in the 1999 March quarter. This increase was driven by increased activity in the U.S. and Western Europe and the acquisition of ArTech. Product revenues decreased by $1.1 million or 24.2%, relative to the first quarter of 1998. The decrease in product revenues was the result of fewer implementing clients in the Central Europe marketplace, due to the successful conversion of two clients in that region and the delay of a third project. The decrease in Central Europe was partially offset by an increase in product revenues in Canada as a result of the American Express contract and a license expansion from a converted client. Software maintenance fees increased by $612,000 or 42.1% in the 1999 first quarter, due to an overall increase in the Company's supported client base and additional maintenance generated by license expansion fees.

PRODUCT DEVELOPMENT. Product development expenses increased $1.0 million or 41.2% in the first quarter of 1999, due to costs associated with increased staffing , expanded facilities and other associated overhead costs. Staffing increased 46% for this area of the Company primarily due to the Company's strategic decision to increase our products' flexibility to better serve the future needs or our customers, the requirements of e-banking and to assist with various evaluation activities. The significant increased investment in this category caused the percent relationship to total revenues to increase from 28.6% in the first quarter of 1998 to 36.1% in the first quarter of 1999.

PRODUCT SUPPORT. Product support expenses decreased by $77,000, or 9.2%, in the quarter ended March 31, 1999, primarily due to certain resources which previously concentrated on support issues, now working full time on billable service activities. As a percentage of total revenues, product support expenses dropped to 7.9% in the 1999 first quarter vs. 9.7% in the 1998 first quarter.

SERVICES. Service expenses increased by $143,000, or 7.2% during the first quarter of 1999. This expense category reflected only a slight increase despite a significant increase in service revenues. This is due to a higher percentage of the services being delivered by the Company's increased direct staff versus more costly third parties. Consequently, the gross margin relative to associated revenues increased to 50.3% for the 1999 first quarter as compared to 29.6% for the 1998 first quarter.

SALES AND MARKETING. Sales and marketing expenses increased by $652,000, or 54.3% in the 1999 period due to the costs associated with increased staffing, commissions and spending relative to the brand awareness advertising and promotion campaign for PROFILE/Anyware and e-PROFILE.com. Sales and marketing expenses as a percent of total revenues increased from 13.9% in the first quarter of 1998 to 19.2% for the same period in 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $46,000, or 5.1% in 1999. Although staffing increased, this was offset by less travel related expenses incurred by the executive group. Since these expenses were relatively flat in absolute dollars, general and administrative expenses decreased from 10.6% in the March 1998 quarter to 8.9% in the March, 1999 quarter.

INCOME TAX PROVISION. Taxes in the 1999 first quarter were 36.0% of income before income taxes, as compared to 32.0% in the 1998 first quarter. The 1999 increase is primarily due to the Company's increased U.S. revenues, resulting in higher state income taxes.

YEAR 2000

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 failures. Accordingly, the Company has been actively evaluating the impact of the Year 2000 on both its PROFILE product line as well as its internal systems and hardware. Relative to the PROFILE product line, all versions of PROFILE sold and installed since late 1996 are Year 2000 compliant upon completion of installation and testing by the clients. Further, due to system retrofits provided for the Company's Canadian credit union clients during 1997 and early 1998, the Company believes that these systems will be Year 2000 compliant upon completion of installation and testing by the clients. All other clients using software installed prior to late 1996 are entitled to receive a version of the software which is Year 2000 compliant, as part of their software support agreements with the Company, and they have been encouraged to upgrade. For the most part, these clients have upgraded (or otherwise remediated) or are scheduled to upgrade in a timely manner. To the extent the Company is directly involved in any such upgrade process, the client pays for professional services and expenses. Accordingly, the Company believes it will not be materially impacted by the Year 2000 situation relative to any of its product offerings. As to its own internal software systems and hardware, including IT and non-IT systems, the Company has identified and reviewed all key areas, and believes that there is no significant exposure to the Year 2000 issue.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $20.4 million at March 31, 1999. Cash used by operating activities for the three months ended March 31, 1999 was $4.4 million as compared to $1.9 million provided by operating activities during the same period in 1998. Net cash used by operating activities in 1999 was primarily due to an increase in accounts receivable and decreases in accounts payable and accrued expenses. The significant receivable increase in 1999 is due to the combination of a $1.6 million shifting from contracts in process to reflect items billed, the timing of milestone and time and material invoices and the billing in advance of annual maintenance fees. The decreases in accounts payable and accrued expenses is primarily due to a large income tax payment. Partially offsetting this was a reduction in contracts in process, as mentioned above, and an increase in deferred revenues as a result of the annual in advance maintenance billings. The Company continues to expect a certain amount of variability in the timing of payment of major contract milestones which will impact cash flow from operations during any given period.

During the three months ended March 31, 1999 the Company used $2.3 million for investing activities, including $1 million as part of the ArTech purchase price. The Company's business is generally not capital intensive. Capital asset expenditures for the three months ended March 31, 1999 amounted to $1.1 million as compared to $419,000 during the same period of 1998. The increase in capital expenditures during 1999 is attributable to purchases of equipment and furniture required by the significant growth in employees during the year, as well as the leasehold improvements completed to accommodate the additional staff. The primary component of the cash used for financing activities was the purchase of 30,000 shares of treasury stock during the first quarter of 1999.

As mentioned above, the Company intends to raise capital to finance the development of e-PROFILE through an initial public offering of the shares of the subsidiary conducting that business within the next 12 months, assuming market conditions and other factors permit. The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs until the initial public offering. Should the Company's business expand more rapidly than expected, or conditions cause a delay in the public offering, the Company believes that additional bank credit, if necessary, would be available to fund operating and capital requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                        SANCHEZ COMPUTER ASSOCIATES, INC.



PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

In late April, 1999, the Company announced key changes to its management team. Frank R. Sanchez, formerly President and Chief Operating Officer, became the Chief Executive Officer. Ronald J. Zlatoper joined Michael A. Sanchez as Co-chairman, relinquishing his position as Chief Executive Officer. Mr. Zlatoper and Mr. Michael Sanchez will continue their active involvement in the business. Joseph F. Waterman, previously Chief Financial Officer and Senior Vice President, assumed the role of President and Chief Operating Officer.

Michael Sanchez is assuming the CEO position at e-PROFILE, with John H. Teaford, currently Senior Vice President of Strategic Alliances of the Company, also serving as Chief Operating Officer. Alex W. "Pete" Hart, the former CEO of MasterCard International, will serve as Chairman.

Due to other commitments, Mr. Ira M. Lubert resigned from the board of directors effective February 22, 1999.



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

                                      SANCHEZ COMPUTER ASSOCIATES, INC.


                                      /s/ Joseph F. Waterman
                                      ----------------------
                                      Joseph F. Waterman
                                      President, Chief Operating Officer
                                      and acting Chief Financial Officer

Date:   May 17, 1999