Form 10-Q
period 1999-06-30
SANCHEZ COMPUTER ASSOCIATES INC
filed 1999-08-16
CIK 1022926

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              JUNE 30, 1999              .
                               ----------------------------------------

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _______________________


                         Commission file number 0-21705
                                                ---------------

                        SANCHEZ COMPUTER ASSOCIATES, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         PENNSYLVANIA                                           23-2161560
---------------------------------                           -------------------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)


40 VALLEY STREAM PARKWAY, MALVERN, PA                                   19355
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code:      (610) 296-8877
                                                      --------------------

                                       N/A
               ---------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X             No
                          ------              -----

As of July 31, 1999, there were outstanding 24,147,578 shares of the issuer's Common Stock, no par value.

                       SANCHEZ COMPUTER ASSOCIATES, INC.

                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


                          PART I: FINANCIAL INFORMATION

ITEM 1:      FINANCIAL STATEMENTS


                                                                        Page No.
                                                                        --------

CONSOLIDATED BALANCE SHEETS
     June 30, 1999 (Unaudited) and December 31, 1998                         3

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     Three and Six Months Ended June 30, 1999 and 1998                       4

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     Three and Six Months Ended June 30, 1999 and 1998                       5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                       6

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      8

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        13



                           PART II: OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

ITEM 5:   OTHER INFORMATION                                                 14

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                  14

SIGNATURES                                                                  15


                        SANCHEZ COMPUTER ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                  JUNE 30,     DECEMBER 31,
                                                                    1999           1998
                                                                  --------       --------
                                                                (UNAUDITED)
                           ASSETS
Current assets
  Cash and cash equivalents                                       $ 21,298       $ 27,177
  Receivables, less allowance of $295                               12,872          2,529
  Contracts in process                                               4,231          6,778
  Prepaid and other current assets                                   1,903          1,624
                                                                  --------       --------
     Total current assets                                           40,304         38,108

Property and equipment
  Equipment                                                          5,430          3,945
  Furniture and fixtures                                               917            770
  Leasehold improvements                                             1,507            994
                                                                  --------       --------
                                                                     7,854          5,709
Accumulated depreciation and amortization                           (3,846)        (3,026)
                                                                  --------       --------
  Net property and equipment                                         4,008          2,683

Capitalized software costs, net of amortization of $1,154            1,140            962
  and $921, respectively
Intangible assets, net                                               1,216           --
Investments                                                          1,580          1,532
                                                                  --------       --------
     Total assets                                                 $ 48,248       $ 43,285
                                                                  --------       --------
                                                                  --------       --------
                        LIABILITIES
Current liabilities
  Current debt obligations                                        $    155       $    233
  Accounts payable, trade                                            1,901          1,535
  Accrued expenses                                                   4,900          5,984
  Deferred revenue                                                   5,068          3,266
                                                                  --------       --------
     Total current liabilities                                      12,024         11,018

Deferred income taxes                                                  327            327
Long-term debt                                                          11             81
Other long-term liabilities                                             25             87
                                                                  --------       --------
     Total liabilities                                              12,387         11,513

                     SHAREHOLDERS' EQUITY
Common stock, no par value                                             122            117
  Authorized - 150,000,000 shares
  Issued and outstanding 24,097,726 and 23,469,138,
    respectively
Additional paid-in capital                                          21,967         20,172
Retained earnings                                                   14,010         11,723
Notes due on common stock purchases                                   (238)          (240)
                                                                  --------       --------
     Total shareholders' equity                                     35,861         31,772
                                                                  --------       --------
     Total liabilities and shareholders' equity                   $ 48,248       $ 43,285
                                                                  --------       --------
                                                                  --------       --------


                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                 ---------------------    --------------------
                                                   1999         1998        1999        1998
                                                 ---------    --------    --------    --------
Revenues
   Products                                      $   4,948    $  6,790    $  8,235    $ 11,127
   Services                                          6,952       2,738      11,254       5,574
   Software maintenance fees                         2,011       1,525       4,078       2,980
                                                 ---------    --------    --------    --------
      Total revenues                                13,911      11,053      23,567      19,681

Operating expenses
   Product development                               3,916       2,974       7,404       5,444
   Product support                                   1,124       1,017       1,946       1,870
   Services                                          3,064       1,747       5,204       3,733
   Sales and marketing                               2,072       1,539       3,924       2,739
   Royalties and sublicense fees                       101         224         123         412
   General and administrative                        1,074       1,228       1,937       2,137
                                                 ---------    --------    --------    --------
      Total operating expenses                      11,351       8,729      20,538      16,335
                                                 ---------    --------    --------    --------
Earnings from operations                             2,560       2,324       3,029       3,346
Interest income, net                                   242         222         544         425
                                                 ---------    --------    --------    --------
Earnings before income taxes                         2,802       2,546       3,573       3,771
Income tax provision                                 1,009         840       1,286       1,232
                                                 ---------    --------    --------    --------

Net earnings                                     $   1,793    $  1,706    $  2,287    $  2,539
                                                 ---------    --------    --------    --------
                                                 ---------    --------    --------    --------


Basic earnings per average common share          $    0.08    $   0.07    $   0.10    $   0.11

Diluted earnings per average common share        $    0.07    $   0.07    $   0.09    $   0.10

Weighted-average common shares outstanding          23,731      23,080      23,622      22,748

Average common and dilutive shares outstanding      26,045      24,434      25,675      24,398


                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)


                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
Cash flows from operating activities
   Net earnings                                         $  2,287       $  2,539
   Adjustments to reconcile net earnings to cash
     provided by operating activities
        Depreciation and amortization                      1,126            711
   Cash provided (used) by changes in
     operating assets and liabilities                     (9,870)         2,738
        Contracts in process                               2,547           (658)
        Prepaid and other current assets                    (249)           285
        Accounts payable and accrued expenses             (1,539)           273
        Deferred revenues                                  1,709         (1,704)
                                                        --------       --------
Net cash provided (used) by operating activities          (3,989)         4,184

Cash used in investing activities
   Investments                                               (48)          (491)
   Cost of acquisition net of cash acquired                 (409)          --
   Capitalized computer software costs                      (499)          (138)
   Capital expenditures                                   (1,919)          (800)
                                                        --------       --------
Net cash used in investing activities                     (2,875)        (1,429)

Cash flows from financing activities
   Repayment of notes due on common stock purchases            2             65
   Purchase of treasury stock                               (592)          --
   Principal payments under long-term debt                  (148)           (78)
   Proceeds from exercise of stock options                 1,723            824
                                                        --------       --------
Net cash provided by financing activities                    985            811
                                                        --------       --------
Net increase (decrease) in cash and cash equivalents      (5,879)         3,566
Cash and cash equivalents at beginning of period          27,177         12,827
                                                        --------       --------
Cash and cash equivalents at end of period              $ 21,298       $ 16,393
                                                        --------       --------
                                                        --------       --------
Supplemental cash flow information
Interest paid                                           $      9       $     20
Income taxes paid                                       $  2,569       $    995


                        SANCHEZ COMPUTER ASSOCIATES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A.) BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results for the full year. Certain prior period amounts have been reclassified to conform to the current presentation.

(B.) ACQUISITION

     Effective February 1, 1999, the Company acquired ArTech Financial Technology Services, LLC ("ArTech") in exchange for cash of $1 million, 71,428 shares of the Company's common stock and a two year warrant to acquire 100,000 shares of the Company's stock. The acquisition of ArTech was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.3 million. The Company is in the process of determining the specific fair values of the identifiable assets that were acquired in the transaction.

(C.) CLIENT REVENUE DATA

     Revenue derived from customers in various geographic regions is as follows (in thousands):


                        THREE MONTHS ENDED         SIX MONTHS ENDED
                              JUNE 30,                 JUNE 30,
                       --------------------      --------------------
                         1999         1998         1999         1998
                       -------      -------      -------      -------
U.S.and Caribbean      $ 6,733      $ 4,550      $10,844      $ 7,942
Other Europe             3,347        2,188        5,805        3,548
Central Europe           2,641        2,582        3,688        5,338
Canada                   1,019        1,411        2,744        2,308
Other                      171          322          486          545
                       -------      -------      -------      -------
                       $13,911      $11,053      $23,567      $19,681
                       -------      -------      -------      -------
                       -------      -------      -------      -------


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


                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                     ------------------     ----------------
                                       1999       1998       1999       1998
                                      ------     ------     ------     ------
Weighted-average shares outstanding   23,731     23,080     23,622     22,748
Dilutive effect of
  Warrants                                53        168         19        384
  Options                              2,261      1,186      2,034      1,266
                                      ------     ------     ------     ------
Total common and dilutive shares      26,045     24,434     25,675     24,398
                                      ------     ------     ------     ------
                                      ------     ------     ------     ------


     Dilutive shares outstanding are computed using the weighted-average number of shares of common and common equivalent shares (stock options and warrants) for each period.


(E.) SEGMENTS

     The Company has adopted the Financial Accounting Standards Board ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information". The Company classifies its operations in two segments:
     Sanchez's traditional licensing business and the E-PROFILE service bureau business. The Company evaluates the performance of its segments and allocates resources to them accordingly.

     The table below summarizes business segment information as of and for the six months ended June 30:


                                          1999          1998
                                         ------        ------
          Revenues
              Sanchez                    21,892        19,681
              e-PROFILE                   1,675
                                         ------        ------
             Total                       23,567        19,681
                                         ------        ------
                                         ------        ------
          Earnings from operations
             Sanchez                      3,303         3,346
             e-PROFILE                     (274)
                                         ------        ------
             Total                        3,029         3,346
                                         ------        ------
                                         ------        ------
          Total assets
            Sanchez                      44,247        35,129
            e-PROFILE                     4,001
                                         ------        ------
            Total                        48,248        35,129
                                         ------        ------
                                         ------        ------


(F.) STOCK SPLIT

In May 1999, the Board of Directors declared a two-for-one stock dividend, with a record date of June 3, 1999, which has been accounted for as a stock split. All references to the number of shares and per share amounts have been restated to reflect the effect of the split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sanchez Computer Associates, Inc. ("Sanchez" or "the Company") designs, develops, markets, implements and supports comprehensive banking software called PROFILE(R) for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of four integrated modules which operate on open, client/server platforms. The primary module, called PROFILE/ANYWARE, is a multi-currency, multi-language, multi-bank transaction processing system which supports deposit, loan, customer and bank management requirements through multiple distribution channels. The other modules are PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system; PROFILE FOR WINDOWS ("PFW"), a graphical user interface for PROFILE/ANYWARE; and PROFILE/ODBC, an open connectivity database driver. The PROFILE system is currently licensed to 39 clients in 14 countries serving in excess of 850 financial institutions.

The Company derives its revenues from product fees, which include software license and product enhancement fees, service fees, which include client implementation and consulting fees, and software maintenance fees. Product and service fees are paid in stages upon the completion by the Company of certain defined deliverables. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method. Typically, the client implementation projects to which these fees relate have a 10- to 15-month duration. Maintenance fees are normally billed annually in advance and recognized into revenue ratably over the period covered.

The Company acquired ArTech Financial Technology Services, LLC, a banking technology service center located outside of Pittsburgh, Pennsylvania in the first quarter of 1999. In conjunction with the purchase, the Company announced the formation of a new outsourcing subsidiary - e-PROFILE, Inc. ("e-PROFILE"), designed to provide financial services providers with the ability to offer differentiated direct banking services to customers through a dedicated e-banking service utility with a lower initial capital hurdle, rapid time-to-market and minimal, if any, disruption to existing legacy systems.

Revenues for the quarter ended June 30, 1999 increased 25.9% to $13.9 million, compared to $11.1 million recorded for the same period in 1998. Net earnings for the quarter totaled $1.8 million or $.07 per diluted share, compared to $1.7 million or $.07 per diluted share for the same period in 1998.

During the quarter, the Company played the lead role in project integration and management for the initiation of WingspanBank.com. This is a new online banking and financial services network powered by some of the internet industry's leading providers of financial solutions, products and services, including Sanchez; IBM; Edify Corporation; E-Loan, Inc.; InsWeb; and M&I Data Services, creating a new category in online banking and financial services In addition, the Company's e-PROFILE subsidiary is providing data-center and back office operations for WingspanBank.com. Other significant activities during the quarter included the signing of a global software license agreement with Citibank. N.A., and a license agreement with the Irish League of Credit Unions to use PROFILE/Anyware as the core-processing engine for its more than 500 affiliated financial institutions. Additionally, the company extended its relationship with global partner IBM, becoming an advanced member of IBM's Solution Developer Program. Finally, late in the second quarter, the Company's Board of Directors approved a 2-for-1 split of its common shares. The stock split increased the number of outstanding shares from approximately 12 million to approximately 24 million shares.

The Company has had preliminary discussions with certain technology and service partners regarding potential investments in e-PROFILE. The Company intends to explore various additional options to raise equity capital to fund this business depending on market conditions and other factors.

The Company's estimated backlog at June 30, 1999 amounted to $35.6 million. The components of the backlog were $10.3 million for product and service revenues and $25.3 million for maintenance fees. The Company anticipates recognizing $19.3 million of this backlog over the next twelve months. At December 31, 1998, the Company's estimated backlog amounted to $33.9 million, consisting of $6.7 million for product and service revenues and $27.2 million for maintenance fees. The Company's business/financial model is evolving, however, and the Company ultimately expects to derive a greater proportion of its revenue stream from variable sources rather than fixed-fee contracts, both in its traditional licensing business and in the e-PROFILE service bureau business described above. Over time, the Company believes that this evolution will make its fixed contractual backlog figure a less meaningful measure of future revenue potential.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected statement of operations data:


                                                 QUARTER ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
                                             -----------------------     -----------------------
DOLLARS IN THOUSANDS                            1999          1998         1999          1998
                                             ---------     ---------     ---------     ---------
Revenues
  Products                                   $   4,948     $   6,790     $   8,235     $  11,127
  Services                                       6,952         2,738        11,254         5,574
  Software maintenance fees                      2,011         1,525         4,078         2,980
                                             ---------     ---------     ---------     ---------
     Total revenues                          $  13,911     $  11,053     $  23,567     $  19,681
                                             ---------     ---------     ---------     ---------
                                             ---------     ---------     ---------     ---------
Percentage Relationship to Total Revenues
Revenues
   Products                                       35.6%         61.4%         34.9%         56.5%
   Services                                       50.0          24.8          47.8          28.4
   Software maintenance fees                      14.4          13.8          17.3          15.1
                                             ---------     ---------     ---------     ---------
     Total revenues                              100.0         100.0         100.0         100.0

Operating expenses
  Product development                             28.2          26.9          31.4          27.7
  Product support                                  8.1           9.2           8.3           9.5
  Services                                        22.0          15.8          22.1          19.0
  Sales and marketing                             14.9          14.0          16.6          13.9
  Royalties and sublicense fees                    0.7           2.0           0.5           2.1
  General and administrative                       7.7          11.1           8.2          10.8
                                             ---------     ---------     ---------     ---------
     Total operating expenses                     81.6          79.0          87.1          83.0

   Earnings from operations                       18.4          21.0          12.9          17.0
   Interest income, net                            1.7           2.0           2.3           2.2
                                             ---------     ---------     ---------     ---------
   Earnings before income taxes                   20.1          23.0          15.2          19.2
   Income tax provision                            7.2           7.6           5.5           6.3
                                             ---------     ---------     ---------     ---------
   Net earnings                                   12.9%         15.4%          9.7%         12.9%
                                             ---------     ---------     ---------     ---------
                                             ---------     ---------     ---------     ---------


THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES. Revenues increased $2.9 million, or 25.9%, in the second quarter of 1999 as compared to the second quarter of 1998. The most significant growth was in service revenue, which increased by $4.2 million, or 154%, in the 1999 June quarter. Most of the service growth is attributable to the increased levels of Sanchez and e-PROFILE implementation activity in the U.S. marketplace. Sanchez implementation efforts in Western and Central Europe also contributed to the significant service increase. Product revenues decreased by $1.8 million, or 27.1%, relative to the second quarter of 1998. The decrease in product revenues was primarily due to successful conversions, higher license expansion from a converted client in 1998 and the delay of a project in Central Europe. Also, the Company recently changed its pricing model to offer utility-based pricing versus a one-time license fee to lower the initial investment for potential customers, especially for e-PROFILE prospects. Sales efforts have been more focused on this pricing model versus the Company's traditional one-time license fee model. This focus, and the resulting lower closure of one-time license fee contract revenue, also contributed to the decline in product revenues. Software maintenance fees increased by $486,000 or 31.9%, in the 1999 second quarter, due to an overall increase in the Company's supported client base and additional maintenance generated by license expansion fees.

PRODUCT DEVELOPMENT. Product development expenses increased $942,000, or 31.7%, in the second quarter of 1999, due to costs associated with increased staffing, expanded facilities and other overhead costs. Staffing increased 41% for this area of the Company primarily due to the Company's strategic decision to increase product flexibility to better serve the future needs of our customers and the requirements of e-banking. The increased investment in this category caused the percent relationship to total revenue to increase from 26.9% in the second quarter 1998 to 28.2% in the second quarter of 1999.

PRODUCT SUPPORT. Product support expenses increased by $107,000, or 10.5%, in the quarter ended June 30, 1999, primarily due to third-party support fees. These fees relate to third-party partners and vendors who provide frontline support in certain foreign countries or whose software has been sublicensed. As a percentage of total revenues, product support expenses dropped to 8.1% in the 1999 second quarter vs. 9.2% in the 1998 second quarter.

SERVICES. Service expenses increased by $1.3 million, or 75.4%, during the second quarter of 1999. The increase was primarily due to the additional staffing and subcontractors needed to support the increased service revenue for Sanchez and e-PROFILE. The gross margin relative to associated revenues increased to 55.9% for the 1999 second quarter as compared to 36.2% for the 1998 second quarter due to more services being delivered by the Company's increased direct staff versus more costly third parties, plus more favorable rates achieved on time and material projects during the 1999 period.

SALES AND MARKETING. Sales and marketing expenses increased by $533,000, or 34.6%, in the 1999 period due to the costs associated with commissions, increased staffing, travel related expenses and spending relative to the brand awareness advertising and promotion campaign for PROFILE/Anyware and e-PROFILE. Sales and marketing expenses as a percent of total revenues increased from 14.0% in the second quarter of 1998 to 14.9% for the same period in 1999.

ROYALTIES AND SUBLICENSE FEES. For the quarter ended June 30, 1999, these fees decreased by $123,000, or 54.9%. The decrease is attributable to a lower level of product revenues subject to royalty payments.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $154,000, or 12.5%, in 1999. Although there were staff added primarily due to e-PROFILE, this expense increase was offset by the collection of a bad debt and lower incentive pay. Due to this, general and administrative expenses decreased as a percentage of revenue from 11.1% in the June 1998 quarter to 7.7% in the June 1999 quarter.

INCOME TAX PROVISION. Taxes in the 1999 second quarter were 36.0% of income before income taxes, as compared to 33.0% in the 1998 second quarter. The 1999 increase is primarily due to the Company's increased U.S. revenues, resulting in higher state income taxes.


SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUES. Revenues increased $3.9 million, or 19.7%, in 1998. The primary reason for the increase was service revenue, which increased by $5.7, million or 102%, for the six months ended June 30, 1999. The service increase was driven by additional implementation activity for Sanchez and e-PROFILE in the U.S. marketplace. Implementation efforts from Sanchez in Western and Central Europe also contributed to the service increase. For the six months ended June 30, 1999, product revenues decreased by $2.9 million, or 26.0%, compared to the six months ended June 30, 1998. The decrease in product revenue was the result of fewer implementing clients due to successful conversions, higher license expansion from a converted client in 1998 and the delay of a project in Central Europe. Also, the Company recently changed its pricing model to offer utility-based pricing versus a one-time license fee to lower the initial investment for potential customers, especially for e-PROFILE prospects. Sales efforts have been more focused on this pricing model versus the Company's traditional one-time license fee model. This focus, and the resulting lower closure of one-time license fee contract revenue, also contributed to the decline in product revenues. Software maintenance fees increased by $1.1 million, or 36.8%, for the six months ended June 30, 1999, due to an increase in the Company's supported client base and additional maintenance generated by license expansion fees.

PRODUCT DEVELOPMENT. Product development expenses increased $2.0 million, or 36.0%, in 1999. The increase is due to costs associated with increased staffing, expanded facilities and other overhead costs. Staffing increased 41% for this area primarily due to the Company's strategic decision to increase product flexibility, as well as, the requirements of e-banking. Due to the increased investment in this category, the percent relationship to total revenue increased from 27.7% for the six months ended June 30, 1998 to 31.4% for the six months ended June 30, 1999.

PRODUCT SUPPORT. Product support expenses increased by $76,000, or 4.1%, in the six months ended June 30, 1999. This is primarily due to third-party support fees. These fees relate to third-party partners and vendors who provide frontline support in certain foreign countries or whose software has been sublicensed. Despite the slight increase, product support expenses as a percentage of total revenues decreased to 8.3% for the six months ended June 30, 1999 from 9.5% for the six months ended June 30, 1998, due to the higher total revenue.

SERVICES. Services expenses increased by $1.5 million, or 39.4%, during 1999, in conjunction with a corresponding increase in services revenues of $5.7 million. The increase was primarily due to additional staffing and related overhead costs. The increased staff was needed to support the significant increase in service revenues for Sanchez and e-PROFILE. The gross margin relative to associated revenues increased for the six months ended June 30, 1999 to 53.8%, as compared to 33.0% for the six months ended June 30, 1998, due to the ability to deliver services with Sanchez' direct staff versus more costly third parties and more favorable rates achieved on time and material projects during 1999.

SALES AND MARKETING. Sales and marketing expenses increased by $1.2 million, or 43.3%, in the 1999 period due to the cost associated with increased staffing, commissions and spending relative to the brand awareness advertising and promotion campaign for PROFILE/ANYWARE and e-PROFILE. As a percent of total revenues, sales and marketing expenses increased from 13.9% in 1998 to 16.6% for 1999.

ROYALTIES AND SUBLICENSE FEES. For the six months ended June 30, 1999, these fees decreased by $ 289,000, or 70.1%. The decrease is attributable to a lower level of product revenues subject to royalty payments.

GENERAL AND ADMINISTRATIVE. These expenses decreased by $200,000, or 9.4%. Despite increased staff due to e-PROFILE, the collection of a bad debt previously written off and lower incentive pay caused this area to decrease for the six months ended June 30, 1999. As a result, general and administrative expenses decreased as a percentage of revenue from 10.8% for the six months ended June 30, 1998 to 8.2% for the six months ended June 30, 1999.

INCOME TAX PROVISION. Taxes in 1999 were 36.0% of income before income taxes, as compared to 32.7% in the 1998 six month period. The 1999 increase is attributable to the Company's increased U.S revenues, resulting in higher state income taxes.

YEAR 2000

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 failures. Accordingly, the Company has been actively evaluating the impact of the Year 2000 on both its product line as well as its internal systems and hardware. Relative to the product line, all software versions sold and installed since late 1996 are Year 2000 compliant upon completion of installation and testing by the clients. Further, due to system retrofits provided for the Company's Canadian credit union clients during 1997 and early 1998, the Company believes that these systems will be Year 2000 compliant upon completion of installation and testing by the clients. All other clients using software installed prior to late 1996 are entitled to receive a version of the software which is Year 2000 compliant, as part of their software support agreements with the Company, and they have been encouraged to upgrade. For the most part, these clients have upgraded (or otherwise remediated) or are scheduled to upgrade in a timely manner. To the extent the Company is directly involved in any such upgrade process, the client pays for professional services and expenses. Accordingly, the Company believes it will not be materially impacted by the Year 2000 situation relative to any of its product offerings. As to its own internal software systems and hardware, including IT and non-IT systems, the Company has identified and reviewed all key areas, and believes that there is no significant exposure to the Year 2000 issue. In light of the above information, the Company does not anticipate any significant Year 2000 problems. The Company will, however, continue to assess this situation and develop contingency plans as necessary. The Company's expectations with respect to these Year 2000 issues are based on the assumption that there will be no general failure of external systems, including power, communications, transportation, or financial systems, necessary for the ordinary conduct of business.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $21.3 million at June 30, 1999. Cash used by operating activities for the six months ended June 30, 1999 was $4.0 million as compared to $4.2 million provided by operating activities during the same period in 1998. Net cash used by operating activities in 1999 was primarily due to an increase in accounts receivable and decreases in accounts payable and accrued expenses. The receivable increase in 1999 is primarily due to the December 31, 1998 balance being significantly lower than usual as a result of the collection of approximately $9 million in contract payments during the month of December. The 110 days sales outstanding as of June 30, 1999 is in line with our historical days sales outstanding. The receivable balance will continue to be significantly impacted by the timing of contract milestones, and time and material billings. Accounts payable and accrued expenses decreased primarily due to large income tax payments. Partially offsetting the cash used was a reduction in contracts in process and an increase in deferred revenues as a result of the annual in advance maintenance billings. The Company continues to expect a certain amount of variability in the timing of payment of major contract milestones which will impact cash flow from operations during any given period.

During the six months ended June 30, 1999 the Company used $2.9 million for investing activities, which included part of the ArTech purchase price. The Company's business is generally not capital intensive. Capital asset expenditures for the six months ended June 30, 1999 amounted to $1.9 million as compared to $800,000 during the same period of 1998. The increase in capital expenditures during 1999 is attributable to purchases of equipment and furniture required by the significant growth in employees during the year, as well as the leasehold improvements completed to accommodate the additional staff. This included the creation of the e-PROFILE service center.

Financing activities contributed $985,000 in cash during the six month period ended June 30, 1999. The primary reason was the exercise of stock options, which accounted for $1.7 million. This was offset by the purchase of 60,000 shares of treasury stock.

As mentioned above, the Company intends to raise capital to finance the development of e-PROFILE, assuming market conditions and other factors permit. The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future. Should the Company's business expand more rapidly than expected, or conditions cause a delay in raising capital, the Company believes that additional bank credit, if necessary, would be available to fund operating and capital requirements.

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

FORWARD-LOOKING STATEMENTS

The Company's forward-looking statements about its revenues, earnings, business development, financing and liquidity have been derived from its operating budgets and forecasts which are based upon detailed assumptions about many important factors. Several important factors may cause the Company's actual results to differ materially from those contemplated by any forward-looking statements made by the Company. These factors include the course of business in the financial services industry, competition among software companies serving that industry, the Company's management of the long sales cycle for its products, the timing of new contract closings, the success of the Company's E-PROFILE business model and other significant events of revenue recognition affecting the Company's quarterly results, the development of the top-tier, direct and emerging banking markets, market acceptance of the Company's products within these markets and the Company's ability to continue to improve its products.

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

                        SANCHEZ COMPUTER ASSOCIATES, INC.

PART II - OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 19, 1999, the Annual Meeting of Shareholders of the Company was held at which the following matters were submitted to and the requisite number of shares of Common Stock of the Company were voted on by the stockholders, with the results set forth below:

a) The following persons were elected to the Board of Directors to serve as directors until the next annual meeting of shareholders in 2000, and until their respective successors are duly elected and qualified. Each person received the number of votes set forth next to their names below:

PROPOSAL I - ELECTION OF DIRECTORS


                                     For             Withheld
                                  ----------         --------
          Michael A. Sanchez      21,380,412          27,222
          Frank R. Sanchez        21,380,532          27,102
          Ronald J. Zlatoper      21,369,732          37,902
          Warren V. Musser        21,375,452          32,182
          Lawrence Chimerine      21,386,692          20,942
          Alex W. Hart            21,388,732          18,902
          Kailash C. Khanna       21,388,772          18,862
          John D. Loewenberg      21,388,492          19,142
          Thomas C. Lynch         21,375,812          31,822


PROPOSAL II - PROPOSAL TO ADOPT AMENDMENTS TO THE 1995 EQUITY COMPENSATION PLAN

b) The shareholders approved and adopted the amendments to the 1995 Equity Compensation Plan ("the Plan") and as a result of the adoption of the Plan. The votes cast for and against and the number of abstentions are set forth below:


                                       FOR          AGAINST    ABSTAINING
                                    ----------      -------    ----------
     Votes to Approve the Plan      16,011,028      737,136      28,940



ITEM 5:   OTHER INFORMATION

Mr. Gary Wendt and Mr. Jim Stojack became members of the board of directors effective July 31,1999 and August 11, 1999, respectively.

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

                                            SANCHEZ COMPUTER ASSOCIATES, INC.


                                             /s/    Joseph F. Waterman
                                            ----------------------------------
                                            Joseph F. Waterman
                                            President, Chief Operating Officer
                                            and acting Chief Financial Officer

Date: August 16, 1999