Form 10-Q
period 1999-09-30
SANCHEZ COMPUTER ASSOCIATES INC
filed 1999-11-15
CIK 1022926

                        Securities and Exchange Commission
                              Washington, D.C. 20549

                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              SEPTEMBER 30, 1999                 .
                               ------------------------------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _______________________


                         Commission file number 0-21705


                         SANCHEZ COMPUTER ASSOCIATES, INC.
--------------------------------------------------------------------------------
              (Exact Name of Registrant as Specified in Its Charter)


              Pennsylvania                                23-2161560
    -------------------------------                  -------------------
    (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)



 40 Valley Stream Parkway, Malvern, PA                      19355
 -------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code:      (610) 296-8877
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


As of October 31, 1999, there were outstanding 24,325,483 shares of the issuer's Common Stock, no par value.

                       SANCHEZ COMPUTER ASSSOCIATES, INC.

                                INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                           PART I: FINANCIAL INFORMATION





ITEM 1:      FINANCIAL STATEMENTS
                                                                        Page No.
                                                                        --------
CONSOLIDATED BALANCE SHEETS

     September 30, 1999 (Unaudited) and December 31, 1998                     3



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

     Three and Nine Months Ended September 30, 1999 and 1998                  4



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

     Nine Months Ended September 30, 1999 and 1998                            5



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                        6



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    8



ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          13





                          PART II: OTHER INFORMATION

ITEM 4:    EXHIBITS AND REPORTS ON FORM 8-K                                  14



SIGNATURES                                                                   15

                                         SANCHEZ COMPUTER ASSOCIATES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share amounts)

                                  ASSETS                                      SEPTEMBER 30,               DECEMBER 31,
                                                                                  1999                        1998
                                                                           --------------------        --------------------

                                                                               (UNAUDITED)
Current assets
   Cash and cash equivalents                                               $       22,958              $       27,177
   Receivables, less allowance of $295                                             14,104                       2,529
   Contracts in process                                                             4,128                       6,778
   Prepaid and other current assets                                                 1,893                       1,624
                                                                           --------------------        --------------------
      Total current assets                                                         43,083                      38,108

Property and equipment
   Equipment                                                                        6,176                       3,945
   Furniture and fixtures                                                           1,587                         770
   Leasehold improvements                                                           1,956                         994
                                                                           --------------------        --------------------
                                                                                    9,719                       5,709
Accumulated depreciation and amortization                                          (4,432)                     (3,026)
                                                                           --------------------        --------------------
   Net property and equipment                                                       5,287                       2,683

Capitalized software costs, net of amortization of $1,294
    and $921, respectively                                                          1,235                         962
Intangible assets, net                                                              1,185                         --
Investments                                                                         1,668                       1,532
                                                                           --------------------        --------------------
      Total assets                                                         $       52,458              $       43,285
                                                                           ====================        ====================

                               LIABILITIES
Current liabilities
   Current debt obligations                                                $           118             $          233
   Accounts payable, trade                                                           2,299                      1,535
   Accrued expenses                                                                  5,826                      5,984
   Deferred revenue                                                                  4,413                      3,266
                                                                           --------------------        --------------------
      Total current liabilities                                                     12,656                     11,018

Deferred income taxes                                                                  327                        327
Long-term debt                                                                          --                         81
Other long-term liabilities                                                             27                         87
                                                                           --------------------        --------------------
      Total liabilities                                                             13,010                     11,513


                           SHAREHOLDERS' EQUITY
Common stock, no par value                                                             124                        117
   Authorized - 150,000,000 shares
   Issued and outstanding 24,206,524 and 23,469,138, respectively
Additional paid-in capital                                                          22,824                     20,172
Retained earnings                                                                   16,592                     11,723
Notes due on common stock purchases                                                    (92)                      (240)
                                                                           --------------------         -------------------
      Total shareholders' equity                                                    39,448                     31,772
                                                                           --------------------        --------------------

      Total liabilities and shareholders' equity                           $        52,458              $      43,285
                                                                            ===================         ===================

                                       3

                                         SANCHEZ COMPUTER ASSOCIATES, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share amounts)
                                                    (UNAUDITED)


                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                   ---------------------------------      ------------------------------
                                                         1999             1998                 1999              1998
                                                   ---------------   ---------------      --------------   --------------
Revenues
   Products                                        $        5,832     $       7,198     $      14,068     $      18,325
   Services                                                 8,587             3,111            19,841             8,685
   Software maintenance and other                           3,058             1,805             7,135             4,785
                                                   ---------------   ---------------   ---------------   ---------------

      Total revenues                                       17,477            12,114            41,044            31,795

Operating expenses
   Product development                                      4,154             3,026            11,558             8,470
   Product support                                          1,138             1,035             3,084             2,905
   Services                                                 4,764             1,724             9,968             5,457
   Sales and marketing                                      2,099             1,510             6,023             4,249
   Royalties and sublicense fees                              172               260               295               672
   General, administrative and other                        1,994             1,624             3,931             3,760
                                                   ---------------   ---------------   ---------------   ---------------

      Total operating expenses                             14,321             9,179            34,859            25,513
                                                   ---------------   ---------------   ---------------   ---------------

Earnings from operations                                    3,156             2,935             6,185             6,282

Interest income, net                                          327               212               871               636
                                                   ---------------   ---------------   ---------------   ---------------

Earnings before income taxes                                3,483             3,147             7,056             6,918

Income tax provision                                          901             1,039             2,187             2,271
                                                   ---------------   ---------------   ---------------   ---------------

Net earnings                                       $        2,582     $       2,108     $       4,869     $       4,647
                                                   ===============   ===============   ===============   ===============




Basic earnings per average common share            $         0.11     $        0.09     $        0.20     $        0.20

Diluted earnings per average common share          $         0.10     $        0.09     $        0.19     $        0.19

Weighted-average common shares outstanding                 24,155            23,322            23,787            22,922

Weighted-average common and diluted
shares outstanding                                         26,397            24,626            25,987            24,480

                                       4

                                         SANCHEZ COMPUTER ASSOCIATES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                    (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                               --------------------------------------
                                                                     1999                    1998
                                                               -------------           --------------
Cash flows from operating activities
   Net earnings                                            $       4,869            $        4,647
   Adjustments to reconcile net earnings to cash
     provided by operating activities, net of effect
      from acquisition
        Depreciation and amortization                              1,870                     1,075
        Stock based compensation                                     336                       --
        Bad debt expense                                            --                         100
        Other                                                       --                          26
   Cash provided (used) by changes in
     Operating assets and liabilities
        Accounts receivable                                      (11,102)                    1,911
        Contracts in process                                       2,650                    (1,634)
        Prepaid and other current assets                            (239)                      399
        Accounts payable and accrued expenses                       (206)                    2,255
        Deferred revenues                                          1,054                    (1,736)
                                                           -----------------        -----------------
Net cash provided (used) by operating activities                    (768)                    7,043

Cash used in investing activities
        Investments                                                 (136)                     (513)
        Cost of acquisition, net of cash acquired                   (499)                       --
        Capitalized computer software costs                         (645)                     (250)
        Capital expenditures                                      (3,778)                   (1,398)
                                                           -----------------        -----------------
Net cash used in investing activities                             (5,058)                   (2,161)

Cash flows from financing activities
      Repayment of notes due on common stock purchases               148                        65
      Purchase of treasury stock                                    (592)                       --
      Principal payments under long-term debt                       (196)                     (142)
      Proceeds from exercise of stock options                      2,247                       877
                                                           -----------------        -----------------
Net cash provided by financing activities                          1,607                       800
                                                           -----------------        -----------------

Net increase (decrease) in cash and cash equivalents              (4,219)                    5,682
Cash and cash equivalents at beginning of period                  27,177                    12,827
                                                           -----------------        -----------------
Cash and cash equivalents at end of period                 $      22,958          $         18,509
                                                           =================        =================


Supplemental cash flow information
      Interest paid                                        $          13         $              29
      Income taxes paid                                    $       2,849         $           1,790


                                    SANCHEZ COMPUTER ASSOCIATES, INC.
                           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(A.)   BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the full year.

(B.)   ACQUISTION

         Effective February 1, 1999, the Company acquired ArTech Financial Technology Services, LLC ("ArTech") in exchange for cash of $1 million, 71,428 shares of the Company's common stock and a two-year warrant to acquire 100,000 shares of the Company's stock. The acquisition of ArTech was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.3 million.

(C.)   CLIENT REVENUE DATA

         Revenue derived from customers in various geographic regions is as follows (in thousands):

                                       ------------------------------------ ------------------------------------
                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                       ------------------------------------ ------------------------------------
                                             1999              1998               1999               1998
     --------------------------------- ----------------- ------------------ ------------------ -----------------
     U.S.and Caribbean                    $  8,081            $ 6,315           $ 18,925           $ 14,257
     Other Europe                            5,287              2,594             11,093              6,142
     Central Europe                          3,240              2,484              6,928              7,823
     Canada                                    732                691              3,475              2,998
     Other                                     137                 30                623                575
                                       ----------------- ------------------ ------------------ -----------------
                                          $ 17,477          $  12,114           $ 41,044           $ 31,795
     --------------------------------- ----------------- ------------------ ------------------ -----------------

                                       6

(D.)   EARNINGS PER SHARE

         Basic earnings per share has been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted-average common and diluted shares outstanding. The following table provides a reconciliation of weighted-average common shares outstanding to weighted-average common and diluted shares outstanding (in thousands).


                                                          ---------------------------- ----------------------------
                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                          ---------------------------- ----------------------------

                                                                   1999          1998          1999           1998
          ----------------------------------------------- -------------- ------------- ------------- --------------
          Weighted-average shares outstanding                    24,155        23,322        23,787         22,922
          Dilutive effect of
            Warrants                                                 66           --             35            270
            Options                                               2,176         1,304         2,165          1,288
                                                          -------------- ------------- ------------- --------------
          Total common and diluted shares                        26,397        24,626        25,987         24,480
          ----------------------------------------------- -------------- ------------- ------------- --------------

         Diluted shares outstanding are computed using the weighted-average number of shares of common and common equivalent shares (stock options and warrants) for each period.

(E.) SEGMENTS

         The Company has adopted the Financial Accounting Standards Board ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information". The Company classifies its operations in two segments: Sanchez's traditional licensing business and the e-PROFILE outsourcing business. The Company evaluates the performance of its segments and allocates resources to them accordingly.

         The table below summarizes business segment:


                                                              -------------------------------
                                                                      Nine months ended
                                                                        September 30,
                                                                     1999           1998
                                                              -------------------------------
                     Revenues
                         Sanchez                                    36,070         31,795
                         e-PROFILE                                   4,974             --
                                                               --------------- --------------
                        Total                                       41,044         31,795
                                                               =============== ==============

                     Earnings from operations
                        Sanchez                                      6,741          6,282
                        e-PROFILE                                     (556)           --
                                                               --------------- --------------
                        Total                                        6,185          6,282
                                                               =============== ==============

                                                               --------------- --------------
                                                                 SEPTEMBER     DECEMBER 31,
                                                                  30,1999          1998
                                                               --------------- --------------

                     Total assets
                       Sanchez                                      45,351         43,285
                       e-PROFILE                                     7,107            --
                                                               --------------- --------------
                       Total                                        52,458         43,285
                                                               =============== ==============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

OVERVIEW

Sanchez Computer Associates, Inc. ("Sanchez" or "the Company") designs, develops, markets, implements and supports comprehensive banking software called PROFILE-Registered Trademark- for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of four integrated modules which operate on open, client/server platforms. The primary module, called PROFILE/ANYWARE, is a multi-currency, multi-language, multi-bank transaction processing system which supports deposit, loan, customer and bank management requirements through multiple distribution channels. The other modules are PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system; PROFILE FOR WINDOWS ("PFW"), a graphical user interface for PROFILE/ANYWARE; and PROFILE/ODBC, an open connectivity database driver. The PROFILE system is currently licensed to 40 clients in 14 countries serving in excess of 1,200 financial institutions.

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

The Company derives its revenues from product fees, which include software license and product enhancement fees, service fees, which include client implementation and consulting fees, and software maintenance fees. Product and service fees are paid in stages upon the completion by the Company of certain defined deliverables. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method. Maintenance fees are normally billed annually in advance and recognized into revenue ratably over the period covered. The Company's e-commerce projects generate implementation related service revenues for both Sanchez and e-PROFILE. In addition, these projects will generate on-going processing fee related services revenue for e-PROFILE.


Revenues for the quarter ended September 30, 1999 increased 44.3% to $17.5 million, compared to $12.1 million recorded for the same period in 1998. Net earnings for the quarter totaled $2.6 million or $.10 per diluted share, compared to $2.1 million or $.09 per diluted share for the same period last year.

During the quarter, the Company was engaged in projects with 6 new e-commerce clients worldwide including one of the largest personal lines insurance companies in the U.S.; one of the largest global brokerages; and one of the world's largest card and financial services providers. The Company is also involved with a significant e-banking implementation project involving a Silicon Valley start-up Internet bank. The Company intends to explore various options to raise equity capital to fund e-PROFILE depending on market conditions and other factors. Also during the third quarter, the Company signed a contract to license PROFILE, the Company's enterprise banking software, to NCR Corporation to supply the back-office power to NCR's community bank outsourcing centers. Additionally, the Company signed a new global marketing and distribution agreement with Compaq Computer Corporation.

The Company's estimated backlog at September 30, 1999 amounted to $35.8 million. The components of the backlog were $10.0 million for product and service revenues and $25.8 million for maintenance fees. The Company anticipates recognizing $20.8 million of this backlog over the next twelve months. At December 31, 1998, the Company's estimated backlog amounted to $33.9 million, consisting of $6.7 million for product and service revenues and $27.2 million for maintenance fees. The Company's business/financial model is evolving, however, and the Company ultimately expects to derive a greater proportion of its revenue stream from utility-based pricing rather than fixed-fee contracts, both in its traditional licensing business and in the e-PROFILE outsourcing business described above. Over time, the Company believes that this evolution will make its fixed contractual backlog figure a less meaningful measure of future revenue potential.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected statement of operations data:

                                                            ----------------------------------- ------------------------------------
                                                                      QUARTER ENDED                      NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                            ----------------------------------- ------------------------------------
-----------------------------------------------------------
DOLLARS IN THOUSANDS                                               1999             1998              1999               1998
                                                            ----------------- ------------------ -----------------  --------------
Revenues
   Products                                                    $    5,832       $   7,198            $14,068           $18,325
   Services                                                         8,587           3,111             19,841             8,685
   Software maintenance and other                                   3,058           1,805              7,135             4,785
                                                            ----------------- ----------------- ------------------ ----------------
     Total revenues                                             $  17,477        $ 12,114            $41,044           $31,795
                                                            ================= ================= ================== ===============

Percentage Relationship to Total Revenues
Revenues
   Products                                                          33.4%           59.4%              34.3%             57.7%
   Services                                                          49.1            25.7               48.3              27.3
   Software maintenance and other                                    17.5            14.9               17.4              15.0
                                                            ----------------- ----------------- ------------------ -----------------
     Total revenues                                                 100.0           100.0              100.0             100.0

Operating expenses
  Product development                                                23.8            25.0               28.1              26.6
  Product support                                                     6.5             8.5                7.5               9.1
  Services                                                           27.2            14.2               24.3              17.2
  Sales and marketing                                                12.0            12.5               14.7              13.4
  Royalties and sublicense fees                                       1.0             2.2                0.7               2.1
  General, administrative and other                                  11.4            13.4                9.6              11.8
                                                            ----------------- ----------------- ------------------ -----------------
     Total operating expenses                                        81.9            75.8               84.9              80.2

  Earnings from operations                                           18.1            24.2               15.1              19.8
  Interest income, net                                                1.9             1.8                2.1               2.0
                                                            ----------------- ----------------- ------------------ -----------------
  Earnings before income taxes                                       20.0            26.0               17.2              21.8
  Income tax provision                                                5.2             8.6                5.3               7.1
                                                            ----------------- ----------------- ------------------ -----------------
   Net earnings                                                      14.8%           17.4%              11.9%             14.7%
----------------------------------------------------------- ================= ================= ================== =================

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. Revenues increased $5.4 million, or 44.3%, in the third quarter of 1999 as compared to the third quarter of 1998. The most significant growth was in service revenue, which increased by $5.5 million, or 176.0%, in the 1999 third quarter. Most of the service growth is attributable to the increased levels of Sanchez and e-PROFILE implementation activity in the U.S. marketplace. Sanchez implementation efforts in Western and Central Europe also contributed to the significant service increase. Product revenues decreased by $1.4 million, or 19.0%, relative to the third quarter of 1998. The decrease in product revenues was primarily due to successful conversions, higher license expansion from a converted client in 1998 and the delay of a project in Central Europe. Also, the Company recently changed its pricing model to offer utility-based pricing versus a one-time license fee to lower the initial investment for potential customers, especially for e-PROFILE prospects. Sales efforts have been more focused on this pricing model versus the Company's traditional one-time license fee model. This focus, and the resulting lower closure of one-time license fee contract revenue, also contributed to the decline in product revenues. Software maintenance and other revenue increased by $1.3 million or 69.4%, in the 1999 third quarter, due primarily to an increase in the Company's supported client base and a hardware sale.

PRODUCT DEVELOPMENT. Product development expenses increased $1.1 million or 37.3%, in the third quarter of 1999, due to costs associated with increased staffing, expanded facilities and other overhead costs. Staffing increased 40% for this area of the Company primarily due to the Company's strategic decision to increase product flexibility to better serve the future needs of our customers and the requirements of e-banking. As a result of revenues increasing by a higher percentage, the percent relationship to total revenue decreased from 25.0% in the third quarter 1998 to 23.8% in the third quarter of 1999.

PRODUCT SUPPORT. Product support expenses increased by $103,000, or 10.0%, in the quarter ended September 30, 1999, primarily due to third-party support fees. These fees relate to third-party partners and vendors who provide frontline support in certain foreign countries or whose software has been sublicensed.

SERVICES. Service expenses increased by $3.0 million, or 176.3%, during the third quarter of 1999. The increase was primarily due to the additional staffing and subcontractors needed to support the increased service revenue for Sanchez and e-PROFILE. The gross margin relative to associated revenues was 44.5% for the 1999 third quarter, which was comparable to the 1998 third quarter.

SALES AND MARKETING. Sales and marketing expenses increased by $589,000, or 39.0%, in the 1999 period due to the costs associated with increased staffing, commissions and travel related expenses as well as e-PROFILE warrants issued to a client.

ROYALTIES AND SUBLICENSE FEES. For the quarter ended September 30, 1999, these fees decreased by $88,000, or 33.8%. The decrease is attributable to a lower level of product revenues subject to royalty payments.

GENERAL, ADMINISTRATIVE AND OTHER. These expenses increased by $370,000, or 22.8%, in 1999 due to increased e-PROFILE staffing and costs associated with a hardware sale partially offset by lower incentive pay.

INCOME TAX PROVISION. Taxes in the 1999 third quarter were 25.9% of income before income taxes, as compared to 33.0% in the 1998 third quarter. The 1999 decrease is primarily due to the recalculation of the impact of the Company's foreign sales corporation on its tax rate for prior years as well as the nine months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. Revenues increased $9.2 million, or 29.1%, in 1998. The primary reason for the increase was service revenue, which increased by $11.2 million, or 128.5%, for the nine months ended September 30, 1999. The service revenues increase was driven by additional implementation activity for Sanchez and e-PROFILE in the U.S. marketplace. Implementation efforts from Sanchez in Western and Central Europe also contributed to the service revenues increase. For the nine months ended September 30, 1999, product revenues decreased by $4.3 million, or 23.2%, compared to the nine months ended September 30, 1998. The decrease in product revenue was the result of successful conversions, higher license expansion from a converted client in 1998 and the delay of a project in Central Europe. Also, the Company recently changed its pricing model to offer utility-based pricing versus a one-time license fee to lower the initial investment for potential customers, especially for e-PROFILE prospects. Sales efforts have been more focused on this pricing model versus the Company's traditional one-time license fee model. This focus, and the resulting lower closure of one-time license fee contract revenue, also contributed to the decline in product revenues. Software maintenance and other revenue increased by $2.3 million, or 49.1%, for the nine months ended September 30, 1999, due to an increase in the Company's supported client base and a hardware sale.

PRODUCT DEVELOPMENT. Product development expenses increased $3.1 million, or 36.5%, in 1999. The increase is due to costs associated with increased staffing, expanded facilities and other overhead costs. Staffing increased 41% for this area primarily due to the Company's strategic decision to increase product flexibility, as well as the requirements of e-banking. Due to the increased investment in this category, the percent relationship to total revenue increased from 26.6% for the nine months ended September 30, 1998 to 28.1% for the nine months ended September 30, 1999.



PRODUCT SUPPORT. Product support expenses increased by $179,000, or 6.2%, in the nine months ended September 30, 1999.

This is primarily due to third-party support fees. These fees relate to third-party partners and vendors who provide frontline support in certain foreign countries or whose software has been sublicensed.

SERVICES. Services expenses increased by $4.5 million, or 82.7%, during 1999, in conjunction with a corresponding increase in service revenues of $11.2 million. The increase was primarily due to additional staffing and related overhead costs for both Sanchez and e-PROFILE. The gross margin relative to associated revenues increased for the nine months ended September 30, 1999 to 49.8%, as compared to 37.2% for the nine months ended September 30, 1998, due to the ability to deliver services with Sanchez' direct staff versus more costly third parties and more favorable rates achieved on time and material projects during 1999.

SALES AND MARKETING. Sales and marketing expenses increased by $1.8 million, or 41.8%, in the 1999 period due to the cost associated with increased staffing, commissions and international travel related expenses as well as e-PROFILE warrants issued to a client.

ROYALTIES AND SUBLICENSE FEES. For the nine months ended September 30, 1999, these fees decreased by $ 377,000 or 56.1%. The decrease is attributable to a lower level of product revenues subject to royalty payments.

GENERAL, ADMINISTRATIVE AND OTHER. These expenses increased by $170,000 or 4.5% due to increased staff for e-PROFILE and costs associated with a hardware sale partially offset by lower incentive pay and the collection a bad debt previously written off.

INCOME TAX PROVISION. Taxes in 1999 were 31.0% of income before income taxes, as compared to 32.8% in the 1998 nine-month period. The 1999 decrease is primarily due to the recalculation of the impact of the Company's foreign sales corporation on its tax rate for prior years as well as the nine months ended September 30, 1999.

YEAR 2000

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 failures. Accordingly, the Company has been actively evaluating the impact of the Year 2000 on both its product line as well as it's internal systems and hardware. Relative to the product line, all software versions sold and installed since late 1996 are Year 2000 compliant upon completion of installation and testing by the clients. Further, due to system retrofits provided for the Company's Canadian credit union clients during 1997 and early 1998, the Company believes that these systems will be Year 2000 compliant upon completion of installation and testing by the clients. All other clients using software installed prior to late 1996 are entitled to receive a version of the software which is Year 2000 compliant, as part of their software support agreements with the Company, and they have been encouraged to upgrade. For the most part, these clients have upgraded (or otherwise remediated) or are scheduled to upgrade in a timely manner. To the extent the Company is directly involved in any such upgrade process, the client pays for professional services and expenses. Accordingly, the Company believes it will not be materially impacted by the Year 2000 situation relative to any of its product offerings. As to its own internal software systems and hardware, including IT and non-IT systems, the Company has identified and reviewed all key areas, and believes that there is no significant exposure to the Year 2000 issue. In light of the above information, the Company does not anticipate any significant Year 2000 problems. The Company will, however, continue to assess this situation and develop contingency plans as necessary. The Company's expectations with respect to these Year 2000 issues are based on the assumption that there will be no general failure of external systems, including power, communications, transportation, or financial systems, necessary for the ordinary conduct of business.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $23.0 million at September 30, 1999. Cash used by operating activities for the nine months ended September 30, 1999 was $768,000 as compared to $7.0 million provided by operating activities during the same period in 1998. Net cash used by operating activities in 1999 was primarily due to an increase in accounts receivable. The receivable increase in 1999 is primarily due to the December 31, 1998 balance being significantly lower than usual as a result of the collection of approximately $9 million in contract payments during the month of December 1998. The 94 days sales outstanding as of September 30, 1999 is in line with our historical days sales outstanding. The receivable balance will continue to be significantly impacted by the timing of contract milestones and time and material billings. Partially offsetting the cash used was a reduction in contracts in process and an increase in deferred revenue as a result of the annual in advance maintenance billings. The Company continues to expect a certain amount of variability in the timing of payment of major contract milestones, which will impact cash flow from operations during any given period.

During the nine months ended September 30, 1999 the Company used $5.1 million for investing activities, which included part of the ArTech purchase price. The Company's business is generally not capital intensive; however, capital asset expenditures for the nine months ended September 30, 1999 amounted to $3.8 million as compared to $1.4 million during the same period of 1998. The increase in capital expenditures during 1999 is attributable to purchases of equipment and furniture required by the significant growth in employees during the year, as well as the leasehold improvements completed to accommodate the additional staff. This included the creation of the e-PROFILE service center.

Financing activities contributed $1.6 million in cash during the nine month period ended September 30, 1999. The primary reason was the exercise of stock options, which accounted for $2.2 million. This was offset by the purchase of 60,000 shares of treasury stock.

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

The Company believes that its business is generally not seasonal; however, the Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue, earnings and cash flow patterns. This variability is typically driven by significant events, which directly impact the recognition and billing of project-related revenues. Examples of such events include the timing of new business contract closings and the initiation of product and service fee revenue recognition, one-time payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users) and completion of implementation project roll outs and the related revenue recognition. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the project, length of contract negotiations and general economic conditions in a particular sales prospect's country of origin. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter. As noted earlier, however, the Company believes that over the course of time the ongoing monthly revenue stream associated with the e-PROFILE outsourcing alternative will result in more predictable quarter-to-quarter revenues.

FORWARD-LOOKING STATEMENTS

The Company's forward-looking statements about its revenues, earnings, business development, financing and liquidity have been derived from its operating budgets and forecasts which are based upon detailed assumptions about many important factors. Several important factors may cause the Company's actual results to differ materially from those contemplated by any forward-looking statements made by the Company. These factors include the course of business in the financial services industry, competition among software companies serving that industry, the Company's management of the long sales cycle for its products, the timing of new contract closings, the Company's strategic shift in business focus and other significant events of revenue recognition affecting the Company's quarterly results, the development of the top-tier, direct and emerging banking markets, market acceptance of the Company's products within these markets and the Company's ability to continue to improve its products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relate primarily to the Company's cash equivalents. The Company does not have any derivative financial instruments in its portfolio. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not expect any material loss with respect to its cash equivalents.


FOREIGN CURRENCY RISK

The Company does not use foreign exchange forward contracts. All contractual arrangements with international customersare denominated in U.S. dollars.

                                         SANCHEZ COMPUTER ASSOCIATES, INC.

PART II - OTHER INFORMATION

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K
           (a)  Exhibits

                Exhibit 27 - Financial Data Schedule

           (b)  Reports on Form 8-K

                None


No other applicable items.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SANCHEZ COMPUTER ASSOCIATES, INC.


                                             /s/    Joseph F. Waterman
                                            Joseph F. Waterman
                                            President, Chief Operating Officer
                                            and acting Chief Financial Officer

Date: November 15, 1999