Form 10-K
period 1999-12-31
SANCHEZ COMPUTER ASSOCIATES INC
filed 2000-03-29
CIK 1022926

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

         For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file number  000-21705
                        ---------

                        SANCHEZ COMPUTER ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

    Pennsylvania                                          23-2161560
---------------------------------------               -------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

 40 Valley Stream Parkway, Malvern, PA                         19355
---------------------------------------               -------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:            (610) 296-8877
                                                      --------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:


                               TITLE OF EACH CLASS

                           Common Stock, no par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes           No
                                             -------       -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of Common Stock held by non-affiliates (based onthe closing price on NASDAQ) on March 17, 2000 was approximately $709.7 million.

The number of shares of registrant's Common Stock outstanding as of March 17, 2000 was 24,784,977 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Proxy Statement relating to the annual meeting of shareholders of registrant to be held on May 24, 2000 are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K. Registrant expects to file the Proxy Statement within 120 days after the end of the year covered by this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Form 10-K.

                        SANCHEZ COMPUTER ASSOCIATES, INC.

                               INDEX TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


       ITEM                                                                                 PAGE
        NO.                                                                                  NO.
       ----                                                                                 ----
                                                   Part I

        1.          Business............................................................       3
        2.          Properties..........................................................      16
        3.          Legal Proceedings...................................................      16
        4.          Submission of Matters to a Vote of Security Holders.................      16
        4 A.        Executive Officers of the Registrant................................      16

                                                   Part II

        5.          Market for Registrant's Common Equity and Related Stockholder
                    Matters.............................................................      18
        6.          Selected Financial Data.............................................      19
        7.          Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...............................................      19
        7 A.        Quantitative and Qualitative Disclosures About Market Risk..........      25
        8.          Financial Statements and Supplementary Data.........................      26
        9.          Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure................................................      44

                                                  Part III

       10.          Directors and Executive Officers of the Registrant..................      44
       11.          Executive Compensation..............................................      44
       12.          Security Ownership of Certain Beneficial Owners and Management......      44
       13.          Certain Relationships and Related Transactions......................      44

                                                   Part IV

       14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.....      45


                                     PART I

ITEM 1.  BUSINESS.

Based in Malvern, Pennsylvania, Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") maintains U.S. offices near San Francisco, California, and an operations center for its e-PROFILE(TM) ("e-PROFILE") subsidiary in a suburban Pittsburgh, Pennsylvania location. The Company also operates offices in Warsaw, Poland; Singapore; and in London and Chester in the United Kingdom. Sanchez designs, develops, markets, implements and supports PROFILE(R) ("PROFILE"), a financial services systems architecture and enterprise banking application software for the world's top-tier financial institutions. The principal product is PROFILE/ANYWARE, a highly flexible, integrated, on-line, real time, multi-currency, multi-language enterprise bank production system, which operates on open, client/server platforms. The system is comprised of several integrated modules, which support deposit, loan, customer, transaction processing and bank management requirements through multiple distribution channels, including the Internet. The comprehensive PROFILE product family also includes: PROFILE/WEBLINK(TM), an HTML-based, Internet front-end processor for retail and commercial banking applications; PROFILE FOR WINDOWS, a native Windows(R) client application for customer service and teller functions; PROFILE/FMS (the Financial Management System), a multi-company, multi-currency, cost center-based accounting system; and PROFILE/ODBC, an open connectivity database driver. The PROFILE system is currently licensed to approximately 1,200 institutions in 15 countries. All PROFILE products utilize a development and database technology supported by Greystone Technology Corporation. The Company purchased Greystone in early 1998, and subsequently relocated all Greystone employees to the Company's Malvern, Pennsylvania headquarters. In addition, in conjunction with the purchase in early 1999 of ArTech Financial Technology Services, L.L.C., the Company announced the addition of a significant new service offering called e-PROFILE, Inc. e-PROFILE is designed to provide financial services providers with the ability to offer differentiated direct banking services to customers through a dedicated, end-to-end service utility for outsourcing and managing financial services technologies and operations for direct and Internet banks.

The Company believes e-PROFILE will provide a new and significant avenue by which the PROFILE product can be introduced to top-tier institutions with a lower initial capital hurdle, rapid time-to-market and effectively no disruption to existing legacy systems. The Company believes the growth of electronic commerce will result in a large increase in the volume of financial transactions occurring on-line, as well as a greater demand for customized products and services. According to research published by Faulkner & Gray, the number of U.S. on-line banking households is expected to reach
9.8 million customers in 2000. More forward-looking industry research has the total number of on-line U.S. banking customers to reach 32 million by 2003. Furthermore, the Company believes the capabilities of PROFILE, particularly the e-PROFILE service offering, provide financial services providers with the technology to respond strategically to this consumer banking evolution with a minimal "up-front" investment and the ability to enter the market quickly with selected product offerings in a 90 to 120-day period. Under this model, the Company partners with leading edge, third-party technology partners for each component in the financial services value chain. From Web browser applications to data warehousing capabilities, financial service customers utilizing e-PROFILE have a choice of various "best-in-class" technology options for each component of their customized solution. This "menu" approach allows subscribers to tailor their e-PROFILE environment to best suit their particular customer base and marketing objectives.

Until as recently as 1999, Sanchez was primarily focused on replacing legacy systems in the top 1,000 banks worldwide. A venture into the direct banking market in 1997 with ING Canada proved a large success. As a result of the Canadian success, as well as several subsequent Internet and direct bank launches (see below), the Company and its PROFILE products found an opportunity in the e-commerce space of financial services. The Company believes PROFILE is a "go to" architecture for enabling financial services and banking systems on the Internet and other direct channels. Today the Company primarily targets top-tier, global financial services institutions interested in marketing their products and services through direct or Internet channels. Top-tier institutions include banks and non-banks with brand identity, institutions that can leverage a large customer base and typically have at least $100 million to invest in the channel. The non-banks include brokerages, insurance companies, mono-line credit card companies, Internet portals, large retailers and Internet savvy, well-funded entrepreneurial startups. Within this group of bank and non-bank institutions, Sanchez focuses on the "attacker" segment. Sanchez classifies attacker institutions as those which are aggressive in their product and service differentiation and who want to become the leaders in the e-financial services marketplace. Attacker institutions aggregate financial services and want to offer their customers a depth and breadth of differentiated products and services. To gain efficiencies, attacker institutions establish direct and Internet banks on outsourced, supply chain-based platforms, such as the model offered by e-PROFILE. These institutions understand they receive no differentiating value from owning their direct bank's technology and operations. The Company believes the e-PROFILE offering is the first vendor-developed answer that provides the ongoing technology, the operations and the pricing structures required to support an outsourced supply chain venue for on-line financial services. Sanchez calls this model a vertical solutions provider, or VSP. While e-PROFILE provides its own value to the market as a VSP, it also provides Sanchez with a new distribution channel for the suite of PROFILE products, related technologies and services.

In 1997, Sanchez successfully implemented its first direct bank solution for ING Direct in Canada. In June 1999, Sanchez rolled out its second direct bank for ING in Spain. ING Group, headquartered in The Netherlands, is one of the world's largest integrated financial services providers. WingspanBank.com, a division of First USA Bank, N.A., went live in June 1999, and was the first client to use an e-PROFILE operational and technology outsourcing solution for Internet banking. The solution is powered by Sanchez' PROFILE/ANYWARE, the real-time processing and integrated enterprise banking system and included several best-in-class Internet vendor partners. Citi f/i, the on-line banking and borrowing service of Citibank, went live with Sanchez' PROFILE/ANYWARE real-time processing and integrated enterprise banking system in August 1999. PROFILE's 24 x 7 x 365 availability was enabled for the Citi f/i initiative with the development of a logical dual site database replication function, which supports continuous operation. The Company believes PROFILE is the first integrated banking application to include a database feature that supports real time continuous operation. In December 1999, X.com, an aggressive Palo Alto, Calif.-based financial services start-up, went live with an e-PROFILE Internet bank solution. X.com, founded by Internet entrepreneur Elon Musk, processes its bank accounts through e-PROFILE using PROFILE/ANYWARE. In addition, e-PROFILE interfaced with several best-in-class vendors, including X.com's proprietary consumer Web front-end and call center.

The Company has established and maintains strategic alliance/partnering agreements with Compaq Computer Corporation ("Compaq", previously Digital Equipment Corporation) since 1987, PricewaterhouseCoopers ("PwC") since 1996, International Business Machine Corporation ("IBM") since 1996 and ComputerLand SA of Poland ("ComputerLand") since 1997. In September 1998, the Company significantly expanded its relationship with IBM by entering into a global partnership agreement. The Company believes that the efforts and capabilities of IBM's marketing, sales and global service organizations will greatly enhance the demand for e-commerce-related solutions powered by PROFILE systems among top-tier financial institutions worldwide. Since 1997, PwC and the Company have engaged in various global joint marketing, training and implementation activities, which have included training of approximately 75 PwC consultants to implement the PROFILE software solution. The Company has partnering relationships with various other domestic and international regional service organizations. The Company anticipates forming additional alliances with other complementary service organizations and systems integrators in the future. In 1998, the Company formed a joint venture with Capital Services, Inc., a financial services and distribution company based in Bombay, India. The company is now named Sanchez/Capital Services and has distribution rights to PROFILE in India and portions of the Middle East. Sanchez believes its alliance program facilitates its market expansion in its target markets. In addition, Sanchez plans to expand the Company's product distribution by contracting with its partners to market and implement PROFILE solutions in traditional legacy replacement opportunities around the globe.

Historically, the Company has derived effectively all of its revenues from the marketing of its PROFILE products to financial services companies on a license-based pricing model. Late in 1999, the Company announced it was changing its revenue model. Under the new model, a Sanchez software license is tied to the consumer and commercial growth of financial service firms engaged in e-commerce. As an institution's direct or Internet bank account base grows, Sanchez increases its revenue stream. The Company's e-commerce projects generate implementation service revenues for both Sanchez and e-PROFILE. In addition, these projects generate ongoing processing revenue for e-PROFILE and license revenue for Sanchez. In lieu of up-front, one-time license fees, generally, e-commerce contracts generate license revenue for Sanchez on a per account / per month basis over the life of the contract after the client "goes live" with the solution. The ongoing monthly revenue stream associated with the e-PROFILE outsourcing alternative is expected to result in more predictable quarter-to-quarter revenues.

THE DIRECT BANKING MARKET

In 1995-96, the first wave of on-line financial services splashed across the early adopter PC desktops of retail and commercial users. Since then, the financial services industry has seen an explosion of delivery channels. This includes several types of direct banking models -- PC banking, call centers, the Internet, and ATMs, to name a few. In a 1999 Forrester survey of financial institutions, banks said they expected a six-fold increase in the percentage of customers using the Web to access financial services by 2001. User participation in Internet and direct banking grows daily, particularly in the United States and Canada, according to Ernst & Young. In the United States alone, Ernst & Young forecasts one out of 10 retail banking transactions will be conducted over the Internet by 2002. The Company believes a similar adoption pattern is developing quickly in Europe with the United Kingdom, France, Germany and Spain taking the lead. Japan and Australia are spearheading the on-line revolution along the Pacific Rim. In 1999, research conducted by the Tower Group found that retail banking customers expect banks will support new channels as soon as those channels become available. The Tower Group also said as new channels are introduced they quickly move from ancillary to essential. ATMs, introduced in the early 1970s, became essential in mid-80s -- 15 years after introduction. The Tower Group estimates direct banking will become an essential channel by 2005 -- 10 years after introduction. The Company believes its e-PROFILE VSP model provides institutions with an attractive opportunity to participate in e-commerce. The Company believes this is not only true for institutions in North America, but for those in Europe, Central and South America, and the Asia Pacific Rim.

The Company believes the competitive challenges presented by the emergence of electronic commerce and the consumer demand for greater product and service flexibility will fundamentally alter traditional retail banking practices in North America. The Company also believes Europe and Asia are already predisposed to alternate financial services delivery channels and may not be far behind in adopting Internet and direct banking. The Company believes this process will accelerate as the speed and commercial use of the Internet increases with the development and deployment of higher bandwidth communication (the ability to transmit more information in a shorter time). Furthermore, expanded Internet access through a myriad of affordable devices (such as personal computers, Internet access terminals, televisions and personal digital assistants) will also contribute to greater use of the Internet. As a result, consumers will be more easily and effectively able to search for the most attractive financial products and services, thereby, reducing the relationship value provided by banks and further increasing the commodity nature of their products. The Company believes those consumers who are likely to utilize electronic commerce in this fashion comprise a significant percentage of a typical organization's highly profitable customers.

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

In response to these market challenges, financial services organizations are developing direct banking services by offering a subset of their existing products and services through electronic channels. Services currently provided include the ability to transfer funds, pay bills, obtain account balances and track checks and deposits via personal computer. The ability of these organizations to offer more innovative products and services, however, is considerably constrained by their current information technology systems, or legacy systems. Organizations in the direct banking market are dependent upon this technology and are supporting their efforts with infrastructure investments. For these reasons, they have historically resisted the wholesale replacements of these legacy systems. Rather, they have chosen to surround these systems on the front end with modern user interfaces and on the back end with data warehouse and executive information applications.

The Company, however, believes that these efforts will not provide these organizations with the necessary infrastructure to create the innovative products and services required to preserve and expand market share. It also believes that the current delivery cost structure of these organizations will impair their ability to competitively price products. Due to the unique product tailoring capability and delivery channel independence of PROFILE/ANYWARE, the Company believes it is positioned to supply the next generation of infrastructure to these organizations. In particular, the Company believes its e-PROFILE service offering is uniquely positioned to provide large financial organizations with a complete end-to-end operations and technology outsourcing solution. Most significantly, the historically large " up front" capital investment hurdle associated with replacing or supplementing in-house legacy systems is replaced by a monthly "pay-as-you-grow" per account processing fee. Additionally, the e-PROFILE option enables financial organizations to enter the market with selected product offerings in a 90- to 120-day horizon. Further, e-PROFILE provides subscribing institutions with a full range of outsourcing option packages.

THE SANCHEZ STRATEGY

Today, the Company believes its most promising opportunity for growth will come from increasing the distribution of its PROFILE suite of products, technology and services through the e-PROFILE model. Sanchez believes the Company has an opportunity to become the leading vendor of financial services technology for Internet and direct banks. The Company believes its e-PROFILE model has the opportunity to create and lead a VSP category for forward-thinking institutions wanting to move out of a supply-chain infrastructure, particularly for their direct and Internet bank initiatives. Sanchez also believes the e-PROFILE model has several growth horizons and is gearing its operational and technology infrastructure to function across multiple financial services delivery channels, which, the Company believes, will broaden e-PROFILE's value to top-tier, global institutions.

The Company believes the start-up phase of Internet and direct banking is peaking and will reach its zenith during 2000 and early 2001. A rush by institutions to establish a presence characterized this first phase. The Company believes the next phase of Internet growth will be characterized by the on-line aggregators who are out to capture market share and are armed with highly efficient retail and commercial marketing strategies. Among the large financial services players, Sanchez is focused on providing solutions to those who want to pursue direct models and become the leading "aggregators" of financial services on the Web. The aggregators are institutions that offer several financial services and provide them to customers from one location. Aggregators have, or are building, large client bases, are brand conscious and are aggressive in their on-line expectations. The Company believes both Sanchez and e-PROFILE are providing the "picks and shovels" to this top-tier core of institutions as they compete for dominance. With the work and expense of Y2K behind them, many large institutions are now redirecting their focus and resources to their direct channels. Whether institutions launch pure Internet plays, such as WingspanBank.com, or pursue a "clicks and bricks" approach, much like Citibank, most of the largest institutions are engaged in an electronic strategy for their products and services. In addition, Sanchez and e-PROFILE will also supply the e-infrastructures for start-up institutions whose business plans call for aggressive, unique branding or partnering strategies aimed at securing a minimum of a million on-line customer accounts, such as X.com, the Silicon Valley start-up bank. There are also institutions focused on supplying on-line financial services to commercial entities. Helping financial service entities provide commercial products will be a growth industry for Sanchez.

As the second leg of the e-commerce race begins and institutions look to move beyond their e-beginnings in financial services, Sanchez and e-PROFILE are positioned to enable and supply the necessary direct banking technology and operational infrastructure.

With the e-PROFILE offering, Sanchez has created a new financial services vendor category called a VSP -- a vertical services provider. The Company believes this is the first vendor-developed solution that provides the technology, operations, management and pricing infrastructure necessary to support an outsourced supply-chain for on-line financial services. As institutions initiate and expand their e-commerce strategies, they need to differentiate their products and services, reduce costs and gain efficiencies. With an e-PROFILE VSP solution, the Company believes institutions can move away from vertical integration and embrace a more efficient outsourced supply chain model.

The e-PROFILE VSP offers institutions an end-to-end financial services supply chain through a choice of best-in-class vendor partners. The VSP model manages all vendor relationships under one operational umbrella. The e-PROFILE VSP integrates all of the supply chain's products and services under a single, dynamic, "plug-and-play," multi-supplier architecture. The e-PROFILE VSP provides institutions the flexibility to deploy the supply chain on multiple delivery platforms. The VSP model also identifies emerging technologies in support of an institution's need to differentiate and evolve its products and services in tandem with the velocity of the Internet. It is the Company's goal to position e-PROFILE as the leading provider of e-banking operations and technology for top-tier, global financial service providers.

The technology demands of Sanchez' client Internet and direct banks are influencing the product and architectural development of PROFILE/ANYWARE. The product functions as a banking application server, bank transaction processor, financial data warehouse, customer relationship manager and an architecture for financial services integration. Sanchez can also deploy PROFILE in multiple delivery channels and across multiple operating platforms. As direct and Internet bank institutions find success with PROFILE solutions, Sanchez expects to leverage the product's application, channel and platform flexibility and establish PROFILE as a "go to" banking platform for client institutions as they look to integrate or replace antiquated legacy systems. This strategy allows Sanchez to focus its efforts on e-commerce while opening doors to other revenue opportunities as the institutions realize the power of PROFILE could be used across their entire enterprise.

The Company continues to establish strategic relationships with partners whom it believes will together deliver a comprehensive banking solution. To this end, the Company is continuing to leverage its third-party relationships to engage in joint marketing and project implementation activities. In addition, the Company anticipates forming additional strategic alliances with other complementary service and application provider organizations.

THE SANCHEZ PROFILE SOLUTION

Sanchez is a market leader in providing enterprise banking software and integration technologies to the financial services industry. Sanchez and its e-PROFILE subsidiary are leading providers of end-to-end e-banking technologies for top-tier financial services institutions worldwide. Sanchez has developed the PROFILE financial services systems architecture, which serves as the "go to" delivery platform for traditional, direct, Internet, and emerging delivery channels. The Company's premier product is PROFILE/ANYWARE, an enterprise banking application which functions as a banking application server, a bank transaction processor, a financial data warehouse and a customer relationship manager. The e-PROFILE solution incorporates the strength of the PROFILE/ANYWARE banking application and PROFILE architecture along with best in class vertical applications, vendor and integration management and operations and technology outsourcing. PROFILE/ANYWARE is an integrated, on-line, real time enterprise banking application licensed by more than 1,200 institutions in 15 countries. The application's customer-centric focus and flexible, electronic product manufacturing capabilities make it an ideal system for addressing the personalized requirements of Internet banking. New products can be created quickly by selecting "off-the-shelf" attributes and attaching them to product templates. In turn, products can be made available quickly to an on-line marketplace. The software is supported on multiple operating systems and hardware platforms. This key feature provides institutions with an infrastructure choice. The software is also channel independent, which expands the application's range by removing deployment limitations. The PROFILE line of products is a comprehensive software solution that addresses the major operational requirements of commercial, retail, international and wholesale banking and financial institutions on both an in-house and outsourced/service bureau basis. PROFILE/ANYWARE is a message-based application, which supports interfaces to a wide variety of devices including traditional branches, ATM networks, POS networks, kiosk devices, home banking applications on dedicated networks and the Internet, and mobile computing devices

PROFILE's multi-currency and multi-language capabilities accommodate the retail and commercial requirements of financial service operations with global transaction requirements. PROFILE/ANYWARE is currently installed in 15 countries and in nine languages. It is a multi-currency system that denominates products and accounts in their base currency. It supports and balances multiple cash currencies and provides exchange and revaluation functions. PROFILE/ANYWARE is also Euro compliant. The system contains the product components that support the combined requirements of North American and international financial institutions. The system also supports both the U.S. style payment system (ACH and checks) and the European style electronic payment system (payment/collection/standing orders, GIRO and SWIFT). The Company believes that market requirements will ultimately converge and that the qualities of North American retail products and European payment systems will integrate. Real time transaction processing and continuous operations are absolute requirements for Internet banks. There are some small processing systems that claim real-time capabilities; however, they cannot scale to accommodate the Web's large transaction volumes. There are also large systems that can process high transaction volumes, but they are not real time and they process in batch mode. Neither of these is acceptable for Internet banking. The Company believes PROFILE is the only scalable, real-time, on-line, large-volume transaction banking system. In addition to the real time requirement, banking on the Web demands "true" 24 x 7 x 365 continuous operation. Sanchez developed this capability within PROFILE/ANYWARE to help launch Citibank's Citi f/i Internet bank.

The comprehensive suite of PROFILE products also includes: PROFILE/WEBLINK(TM), an HTML-based, Internet front-end processor for retail and commercial banking applications; PROFILE FOR WINDOWS, a native Windows(R) client application for customer service and teller functions; PROFILE/FMS (the Financial Management System), a multi-company, multi-currency, cost center-based accounting system; and PROFILE/ODBC, an open connectivity database driver. While the most important features of PROFILE have been internally developed, the Company also relies on software provided by certain third parties for development languages and database environments. The

Company believes, however, that if such software were no longer available to the Company, it could obtain substitute software from other sources.

A summary of the principal benefits of the PROFILE/ANYWARE solution includes:

FUNCTIONAL BENEFITS
o Enables financial services organizations to dynamically create new products and services and to tailor them for individual customers through electronic manufacturing. Within this "electronic factory", an institution can provide the services of a value-added intermediary and package products and services that support the specific requirements of an individual customer. The Company calls this feature "mass customization for a market of one."

o Delivers a customer-centric approach to financial services. PROFILE/ANYWARE contains all customer records, loan and deposit account records and transactions in an integrated database. Supports multiple customer types. Customer demographics, interest yields, profitability and transaction activity are available real-time for inquiry or analysis. This data can be used to provide service-use incentives, bundled product packages and integrated reporting. System users can "drill down" from summary data to individual account activity, to the source document images that support customer transactions. Customers can link to each other to create affinity groups or other meaningful market segments.

o Allows updates to the integrated on-line database to occur directly, providing real-time reporting, processing and analytic capabilities

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

OPERATIONAL BENEFITS
o   Runs on multiple operating systems and multiple platforms (32 and 64 bit)
o Offers a solution to both start-ups and multi-million account institutions due to high degree of scalability
o Enables database archiving which provides permanent, low-cost, transparent transaction storage and on-line retrieval
o Runs over multiple protocols (TCP/IP, DecNet) on local area and wide area networks
o Provides widely separated, dual-site failover capabilities for non-stop operations, including support of rolling software upgrades

TECHNICAL BENEFITS

o Contains a messaging architecture which provides for the rapid integration of existing and new delivery channels
o Features standard industry application interfaces (APIs) which support client/server model and cross application integration
o Features two-tier and three-tier client/server architecture which optimizes performance and workload distribution o Contains a data dictionary and other meta-data elements, including forms, reports, documents, database triggers, procedures and interface definitions which are managed through a tool set that the Company has developed called DATA-QWIK, which enables the Company and its customers to rapidly modify and extend the base application. This feature integrates data from outside applications and databases with the PROFILE customer database. PSL, PROFILE Scripting Language, provides a powerful development environment, abstracting the database through a set of object classes, as well as providing other banking classes, supporting both internal development and the ability for customers to tailor their PROFILE solution.
o Makes use of tools which simplify internal development as well as providing powerful tailoring and customization features to clients
o Features an entity/relationship data model which can be projected over relational, key indexed and object database systems, insulating the application from the underlying database management system
o Provides an open architecture, supports channel independence and can scale. PROFILE/ANYWARE is a client-server based application that supports a variety of industry standard application interfaces (APIs) and message protocols. The supported APIs currently include DLL, DDE, HTML, SQL, ODBC and JDBC. The system can operate as either a database server (two-tier) or application server (three-tier), or both, depending on the client application requirements. PROFILE FOR WINDOWS utilizes both models to operate efficiently and reliably over a wide area network. The standard APIs allow PROFILE/ANYWARE to function as a server for best-in-class client and desktop applications.
o Operates on IBM's AIX platform, Hewlett-Packard's HP-UX platform and Compaq's UNIX/RISC platform, as well as Compaq's Open VMS. The Company believes that these platforms provide the best price/performance ratios available for commercial applications and are more scalable than current Intel-based platforms. PROFILE/ANYWARE has been installed and operated in institutions ranging in size from startup banks with no initial customers to universal regional banks with hundreds of branches and over 1.5 million accounts. It has also been installed in service bureaus operating centrally for many institutions. The Company believes that the ability to process very large databases and the ability to operate on a 24-hour, seven-days-per-week basis in real-time mode is a requirement for the direct banking market.
o Supports on-line, real time continuous availability. PROFILE/ANYWARE accepts on-line and batch transactions from a variety of transaction sources and processes them in real-time, ensuring the most up-to-the minute database state. Inquiries from any client device can access the system on line and retrieve the current status of the database. The system accepts financial transactions, as well as account origination and maintenance, 24-hours a day. The Company believes that this real-time capability will become a requirement for direct banking applications.

The Company's success is heavily dependent upon the proprietary architecture and design of its PROFILE products, which are protected by a combination of copyright and trademark laws, as well as various contractual provisions. Despite these efforts to protect its proprietary rights, there can be no assurances that the Company's means of protecting its proprietary rights will be adequate or that the Company's competition will not develop similar technology independently. Similarly, while the Company is not aware that any of its products infringe upon the proprietary rights of third parties, there can be no assurances that third parties do not claim such infringement.

SANCHEZ SERVICES
Sanchez' new annuity-based utility pricing model will represent a significant portion of the Company's future revenues; however, the Company also derives significant revenues from services. The Company's primary service offerings include the following:

PROJECT SERVICES
Sanchez provides project services for clients implementing a PROFILE solution in-house and for clients implementing an e-PROFILE outsourced solution. Project services include project management, training, system implementation, custom interfaces, data conversion, integrated testing, custom software, localization, and version upgrade services. Project services are delivered by trained, financial service industry professionals. They work primarily at client locations and follow a published methodology employing proven project management and measurement techniques. Implementation services revenues from an e-PROFILE project vary by the size and scope of the implementation, but range from $500,000 to more than $2.5 million per project. An e-PROFILE project, which typically involves creating an Internet bank from a clean slate and does not involve replacing a legacy system, includes project management and implementation services, some data conversion and dozens of system interfaces and integrated systems testing. An institution can implement an e-PROFILE solution in as few as 90 days if a basic approach is taken to implementation. The Company has found, however, that top-tier institutions want to differentiate their direct and Internet bank offerings from the start. When additional requirements are placed on a project, the implementation period can extend beyond 120 days. For institutions implementing PROFILE in-house, project services are provided on a one-time basis, either during the initial implementation or as contracted for by clients after conversion to PROFILE. Implementation service revenues from an in-house implementation vary and can range from $1 million to more than $5 million for an individual project. Typically, an in-house implementation for a top-tier institution involves moving a large volume of customer data from existing systems onto the PROFILE platform. In these cases, implementation revenues are higher when compared against implementing a de novo solution where little or no data conversion work is required. Project services from an in-house implementation also generates revenues from project management and custom interface work. When an institution replaces its in-house, legacy transaction processing system with a PROFILE solution, data conversion and custom system interface projects typically are delivered in 10 to 18 months. Other project services delivered during the implementation period can include training, conversion, localization and software customization.

MAINTENANCE AND SUPPORT SERVICES
For Sanchez clients, the major portion of the Company's delivery of worldwide customer service and support is handled by a group in its headquarters in Malvern. For e-PROFILE clients, customer service is primarily supported through an operations center located in a suburb of Pittsburgh, Pennsylvania. These groups are responsible for help desk, research and product quality assurance. A response team made up of research, quality assurance and programming personnel is assigned when maintenance issues are identified. This team works together to ensure that the customer issue is understood and dispatched accordingly. All issues are tracked and measured, and daily and weekly reports are generated for management review and action.

The Company believes that service response considerations play a major role in an institution's selection of banking software products. To respond to this need, the Company continues to enhance its ability to deliver localized customer support and installation capability worldwide, either directly or through third-party partners. Currently, the Company provides direct customer service and application support from its offices in Malvern and Pittsburgh, Pennsylvania. The Company provides local support services to clients in Poland through its partnership with ComputerLand.

SALES AND MARKETING The Company has a worldwide direct sales and sales support force of approximately 21 people. Toward the latter half of 1999, the Company focused its sales and marketing attention on one market segment -- the global, top-tier "attacker" institutions, which want to market financial services through direct channels, particularly the Internet. (See information already supplied earlier in this section). Within the global direct banking market, the Company's sales force targets financial institutions around the globe with assets of $20 billion or more and the top 250 global institutions in terms of market capitalization.

THIRD-PARTY RELATIONSHIPS
As previously discussed, the Company has established and maintained strategic alliance/partnering agreements with Compaq, Hewlett-Packard, PwC, IBM and ComputerLand. During 1997 and 1998, the Company also partnered with CUE Datawest Ltd., a British Columbia-based service bureau for credit unions, to provide implementation services on certain projects. This partnering relationship is unique in that CUE Datawest has been a Sanchez customer since 1991. In September 1998, the Company expanded its relationship with IBM by entering into a global partnership agreement. The Company believes that the efforts and capabilities of IBM's marketing, sales and global service organizations will greatly enhance its competitiveness with the world's top-tier institutions where IBM is the current dominant hardware vendor worldwide. The global agreement further provides for implementation specialists from IBM to receive training in the use of PROFILE, with the intent of subsequently assuming responsibility for installation of the PROFILE system for joint customers worldwide. Additionally, the Company and IBM will jointly invest in various engineering activities related to ensuring world-class performance by the PROFILE system on IBM platforms.

During 1998, in addition to expanding its IBM relationship, the Company formed a financial services and distribution company based in Bombay, India. The company, named Sanchez/Capital Services, has PROFILE distribution rights throughout India and portions of the Middle East.

Throughout 1999, the Company engaged in various joint marketing, engineering, training and sales proposal activities with its partners. Resources from both PwC and ComputerLand were involved with client implementation projects in North America and Europe, respectively. Further, PwC assumed prime contractor responsibilities on certain implementation projects. In addition to the various partners mentioned above, the Company also established relationships with several smaller regional entities relative to providing implementation/system integration services. Third-party strategic alliances have been important to the Company's success. They will continue to play a role in the Company's future prospects.

PRICING STRATEGY
The Company has historically priced its software products in three primary components: (i) one-time license fees for the software up to a usage limit (for example, number of users or number of customer accounts), (ii) fees for a full range of services which complement its software products, including product enhancement fees and implementation, consulting, conversion, training and software customization services and (iii) recurring support and software maintenance revenue. Customers who exceed the usage limit through growth or acquisition pay additional license fees. Late in 1999, Sanchez announced that the company was changing its revenue model. Under the new model, a Sanchez software license is tied to the consumer and commercial growth of financial service firms engaged in e-commerce. As an institution's direct or Internet bank account base grows, Sanchez increases its revenue stream. The Company's e-commerce projects generate implementation service revenues for both Sanchez and e-PROFILE. In addition, these projects generate ongoing processing revenue for e-PROFILE and license revenue for Sanchez. In lieu of up-front, one-time license fees, e-commerce contracts, generally, generate license revenue for Sanchez on a per account / per month basis over the life of the contract after the client "goes live" with the solution. The ongoing monthly revenue stream associated with the e-PROFILE outsourcing alternative is expected to result in more predictable quarter-to-quarter revenues.

PRODUCT DEVELOPMENT
The Company believes that it must constantly evolve and enhance both the functional scope and technical foundation of its products to remain competitive. In order to accomplish this, the Company has historically incurred significant expenses related to development activities and may increase this investment in the future. Total development expenses for 1999, 1998 and 1997 were $15.7 million, $11.7 million and $7.6 million respectively. In addition to its internal investment, the Company has obtained funding from its customers and partners for numerous projects, including the development of European payment system and SWIFT enhancements, UNIX ports and product internationalization. This enhancement revenue is reflected in product fees. Normally, customer or partner funding is provided in exchange for a commitment by the Company to provide product enhancements, to support and maintain the software, or to design the software to the client's needs.

Product development follows a formal software development life cycle process. The Company has developed and acquired products that assist it in defining, planning, tracking, measuring and managing the development process. The Company realizes that large software projects can incur substantial cost, schedule and technical risk. To focus efficiently on both functional and technical requirements, the product development area is subdivided into two groups called the Product Management Development Group and the Technology Development Group. The Product Management Development Group is primarily responsible for defining plans for new product versions and developing application software enhancements for the PROFILE product line. This group is also directly involved in sales and sales support events such as customer demonstrations and request for proposal ("RFP") responses. The Company believes that interacting with customers and prospects during the sales process transfers customer requirements and exposes product strengths and weaknesses directly to the product management staff, resulting in a more competitive offering.

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

In late 1998, the Company selected Bluestone(R) Software, Inc.'s Sapphire/Web(R) application server framework as the software component it will incorporate into its PROFILE family of products to further expand its range of electronic banking solutions. During 1999, the Company's Technology Development Group used Bluestone's Sapphire/Web technology to develop a PROFILE application server designed to increase support for e-commerce computing and enterprise-wide systems integration. This new server technology provides a flexible development, integration and deployment framework that allows applications to operate independently of any delivery system. The Company believes this new technology is particularly relevant to large, top-tier organizations seeking to support an integrated banking environment, including the new requirements related to e-commerce, while concurrently sustaining and transitioning existing legacy systems.

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

EMPLOYEES
As of December 31,1999, Sanchez and e-PROFILE employed approximately 450 full-time employees. Of that number, Sanchez employed approximately 350 people and e-PROFILE employed approximately 100. In February 1999, e-PROFILE employed 26 people. Neither Sanchez nor e-PROFILE's employees are represented by any collective bargaining agreements. Neither Sanchez nor e-PROFILE have experienced a work stoppage.

The Company believes that its continued success will depend, to a significant extent, upon the efforts and abilities of its senior management, in particular Sanchez' Chairman, CEO, and its President (and COO). The same can be said for e-PROFILE's CEO and its President (and COO). Further, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. Competition for technical personnel is especially intense, and could potentially constrain the Company's growth rate. In addition to full-time employees, the Company has historically utilized the services of various independent contractors, primarily for overseas implementation projects and certain product development.

COMPETITION
Financial institutions have two fundamental alternatives for obtaining data processing capabilities: (i) in-house applications, either those that are developed internally or those that are purchased from third party vendors and
(ii) outsourcing, either as a part of a total outsourcing solution or where a third party acts as a service bureau. In 1999, with the addition of the Company's e-PROFILE offering, Sanchez and e-PROFILE now participate in both of these alternatives.

Prior to 1999, before the Company shifted its business market focus from replacing legacy processing systems to direct and Internet banking, the Company's primary competitors included ALLTEL (Systematics software), Fiserv, Andersen Consulting, CSC/Hogan, and Midas-Kapiti International, and to a lesser extent M&I Data Systems (a subsidiary of Marshall & Illsley Corporation).

Competing with Sanchez in the top-tier direct and Internet segment of the financial services market are Fiserv, Andersen Consulting, Midas-Kapiti, and to some extent, S1 Corporation. Top-tier institutions, which chose to try to extend and adapt their in-house legacy systems to direct or Internet banking, are also considered competition, although they typically are not considered direct bank market "attackers," which are the Company's key targets.

The Company believes that the principal competitive factors in the direct banking market include the ability to: (i) position direct banking as a new business opportunity requiring new technology, (ii) offer an end-to-end financial services outsourcing capability (minimal up-front capital investment and rapid time-to-market), (iii) reach decision makers of the top-tier global financial institutions, (iv) connect PROFILE/ANYWARE to a wide variety of payment, middleware and client systems, including Corillian, Sybase's HFN, CheckFree, Visa, S1 (Vertical One & Edify), Intuit, Digital Island, Deluxe, DocuCorp, eGain and BROKAT, and (v) establish alliances and partnerships with the above named vendors.

The Company believes that none of its current competitors offer a total VSP solution for direct and Internet banking (as described earlier in the "Business" section). Other vendors offer pieces of the solution; e.g., S1 offers a Web-based front-end processor and a processing center, but no one currently offers an end-to-end, ongoing operations and technology outsourced utility for financial services. The e-PROFILE model owns and manages the entire operations and technology infrastructure, provides "best-in-class" vendor partners, and provides a competitive pricing structure. Under one roof, e-PROFILE supports an outsourced supply chain venue for on-line financial services. In addition, e-PROFILE uses the PROFILE financial services architecture and the PROFILE/ANYWARE enterprise banking system as the basis for its technology infrastructure. Using a system such as PROFILE that is fully integrated, open and scalable, and can operate continuously, is advantageous when deploying a direct or Internet bank. Further, the Company believes that very few of its competitors currently have the capability to offer top-tier institutions the choice of full in-house installation or third-party service bureau processing. The Company, however, expects additional competition from other established and emerging companies as the client/server market continues to develop and expand. In addition, competition could increase as a result of software industry consolidations.

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

BACKLOG

The Company's backlog at December 31, 1999 amounted to $31.7 million. The components of the backlog were $6.2 million for product and services and $25.5 million for maintenance fees. The Company anticipates recognizing approximately $18.4 million of this backlog in the year 2000. At December 31, 1998, the Company's backlog amounted to $33.9 million, consisting of $6.7 million for product and service revenues and $27.2 million for maintenance fees. The Company's business/financial model is evolving, however, and the Company ultimately expects to derive a greater proportion of its revenue stream from variable sources rather than fixed fee contracts, both in its traditional licensing business and in the e-PROFILE vertical services provider model described above. Over time, the Company believes that this evolution will make its fixed contractual backlog figure a less meaningful measure of future revenue potential.

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

        Dual-Site Failover         The ability to provide operational
        Capabilities               resiliency through the use of systems at
                                   widely separated sites, whereby failure of
                                   one system allows processing to be picked
                                   up and continued on the surviving system.

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




                                   GLOSSARY - CONTINUED

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

        Open Systems Architecture  System design that allows users to take advantage of applications from multiple
                                   vendors by permitting open access to all internal components and by supporting a wide variety of standards, operating environments and connectivity methodologies.

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

        Real Time                  Characteristic of a process that recognizes
                                   changes in dynamic data as the changes occur,
                                   communicates those changes and manages the
                                   resultant effects of the changes.

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

ITEM 2.  PROPERTIES.

The Company's headquarters and principal administrative, sales and marketing, and application development operations are located in approximately 53,000 square feet of leased space in Malvern, Pennsylvania. These leases expire in 2003. The Company also leases office space in San Francisco; Warsaw, Poland; London and Chester , U.K. and Singapore. e-PROFILE's lease of approximately 6,000 square feet for its headquarters and principal administrative operations in Malvern expires on September 30, 2000. e-PROFILE's operations center is located outside of Pittsburgh, Pennsylvania in approximately 28,000 square feet of leased space, which expires in 2004. The Company anticipates that additional space will be required as the business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3.  LEGAL PROCEEDINGS.

In the opinion of management, there are no claims or actions against the Company the ultimate disposition of which will have a material adverse effect on the Company's results of operations or consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Company are as follows:


   ------------------------------------------------------------------------------------------------------------------
   Name                                                       Age      Position
   ------------------------------------------------------------------------------------------------------------------
   Michael A. Sanchez..................................        42      Co-Chairman of the Board of Directors

   Ronald J. Zlatoper..................................        58      Co-Chairman of the Board of Directors

   Frank R. Sanchez....................................        43      Chief Executive Officer and Director

   Joseph F. Waterman..................................        48      President and Chief Operating Officer

   Douglas J. Enns ....................................        50      Managing Director - International Operations

   Deborah C. Kovacs...................................        37      Senior Vice President - Product Management

   Thomas F. McElwee ..................................        43      Senior Vice President and Chief Financial
                                                                       Officer

   Dan S. Russell......................................        49      Senior Vice President - Technology Development

   Daniel W. Sollis....................................        41      Senior Vice President - Sales

   John H. Teaford.....................................        52      Senior Vice President - Strategic Alliances


MICHAEL A. SANCHEZ founded the Company in 1979 serving as chief executive officer from inception until April 1997, as well as its chairman since inception until April 1999 when he was named Co-Chairman of Sanchez along with Mr. Zlatoper and named chief executive officer of e-PROFILE. In addition to assisting with the strategic direction for Sanchez, he is also responsible for the organizational growth and development of e-PROFILE. Mr. Sanchez is a director of e-PROFILE. Mr. Sanchez is the brother of Frank R. Sanchez, the Company's Chief Executive Officer.

RONALD J. "ZAP" ZLATOPER has been the Co-Chairman since April 1999 and previously served as Chief Executive Officer beginning in April 1997. Prior to joining the Company, Mr. Zlatoper retired from the U. S. Navy in

November 1996 as a four-star admiral after 33 years of service. He served as Commander in Chief of the U.S. Pacific Fleet from 1994 until his retirement. From 1991 to 1994, he served as Chief of Naval Personnel and Deputy Chief of Naval Operations for Manpower and Personnel

FRANK R. SANCHEZ has been the Chief Executive Officer since April 1999, and previously was President and Chief Operating Officer of the Company since 1994 and a Director of the Company since his employment began in 1980. In his capacity as Chief Executive Officer, Mr. Sanchez is responsible for the overall strategy and performance of the Company. He was the principal architect of the PROFILE integrated banking system and continues to be responsible for developing the Company's product and technical strategy. From 1980 until 1994, Mr. Sanchez was the Executive Vice President in charge of Technology and Product Development. Mr. Sanchez is the brother of Michael A. Sanchez, the Company's Co-Chairman.

JOSEPH F. WATERMAN has served as President and Chief Operating Officer of Sanchez since April 1999 and is responsible for the day to day operation of the company. Previously, he was Senior Vice President and Chief Financial Officer from 1992 when he joined the company. Prior to joining Sanchez, Mr. Waterman was employed by Safeguard Scientifics, Inc. and/or certain of its partnership companies for 13 years. Mr. Waterman is a director of e-PROFILE.

DOUGLAS J. ENNS has been employed by the Company since July 1999, serving as Managing Director, International Operations. Mr. Enns has over 20 years of experience in the banking industry. He chaired the Board of Governors of the University of Victoria, and was appointed an Honorary Colonel of the Canadian Air Force. Prior to working at the Company, Mr. Enns was Chief Executive Officer of Pacific Coast Savings Bank from August 1988 to June 1999.

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

THOMAS F. MCELWEE has been Senior Vice President and Chief Financial Officer since joining the Company in October 1999. Mr. McElwee has more than 20 years of financial and operational experience primarily in the information technology industry. From 1986 to 1996, he served in several senior financial management and business development positions with Bell Atlantic Corporation's software, system integration and information technology services divisions. Subsequently, Mr. McElwee was the Chief Financial Officer for a privately held, San Francisco-based international retailer.

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

JOHN H. TEAFORD has been Senior Vice President of Strategic Alliances with the Company since February 1998. Mr. Teaford's responsibilities include researching and establishing third-party partnerships, joint ventures and other business opportunities worldwide. From 1985 until February 1998, Mr. Teaford periodically worked in a consultant capacity with the Company.
During that period, he was President of J.H. Teaford and Company, a financial advisory, marketing and management consulting company. Mr. Teaford also has extensive experience in sales, marketing, financial services, technology and manufacturing industries, both domestically and internationally. Mr. Teaford is a director of e-PROFILE.

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


                                                   High               Low
                                                   ----               ---
    Fiscal Year 1998:
       First quarter                               17.313           8.875
       Second quarter                              12.625           6.875
       Third quarter                               15.938           7.688
       Fourth quarter                              16.500           8.000
    Fiscal Year 1999:
       First quarter                               16.375           9.531
       Second quarter                              41.250          10.813
       Third quarter                               52.750          30.750
       Fourth quarter                              51.375          20.875


As of March 17, 2000 the Company had outstanding 24,784,977, shares of common stock held by approximately 13,300 shareholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore, subject to any preferential dividend rights of outstanding Preferred Stock. To date, the Company has not paid any cash dividends on its common stock and does not expect to declare or pay any cash or other dividends in the foreseeable future.

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


--------------------------------------------------------------------------------------------------------------------------
                                              1999           1998           1997              1996              1995
--------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA

STATEMENT OF OPERATIONS DATA (1):
Revenues...........................         $ 56,407       $ 44,059       $ 28,891          $ 18,513           $ 18,497
Earnings before income taxes.......            7,440         10,763          5,327             2,015              2,136
Net earnings.......................            5,171          7,034          3,676             1,407              1,220
Basic earnings per share...........              .22            .31            .17               .08                .07
Diluted earnings per share.........              .20            .29            .15               .07                .06
Weighted average common shares
   outstanding.....................           23,911         23,042         22,070            17,146             16,726
Weighted average common and
   diluted shares outstanding......           26,062         24,544         23,950            18,784             19,360

BALANCE SHEET DATA:
Cash and cash equivalents..........         $ 25,404       $ 27,177       $ 12,827         $  15,531           $  5,690
Working capital....................           35,541         27,090         20,585            19,089              4,441
Total assets.......................           56,395         43,285         33,222            28,551             12,873
Long-term debt, including current
   portion.........................               83            314            524               787                947
Total shareholders' equity.........           45,438         31,772         23,233            18,714              5,078

OTHER OPERATING DATA:
Backlog:
Products and services..............         $  6,207       $  6,667       $ 12,402         $   8,093           $  5,816
Maintenance........................           25,490         27,253         22,300            11,704             11,809
                                         ---------------------------------------------------------------------------------
Total backlog......................         $ 31,697       $ 33,920       $ 34,702         $  19,797           $ 17,625

Revenue per full time equivalent

   employee........................            $ 130         $  152      $      136        $      121         $      117


(1) The financial statements for 1998, and all prior periods have been restated to reflect the pooling with Greystone Technology Corporation on February 5, 1998.

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

OVERVIEW

Sanchez Computer Associates, Inc. (the "Company") designs, develops, markets, implements and supports comprehensive banking software called PROFILE(R) for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of four integrated modules which operate on open, client/server platforms. The primary module, called PROFILE/ANYWARE, is a multi-currency, multi-language, multi-bank transaction processing system, which supports deposit, loan, customer and bank management requirements through multiple distribution channels. The other modules are PROFILE/WEBLINK(TM), an HTML-based, Internet front-end processor for retail and commercial banking applications; PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system; PROFILE FOR WINDOWS ("PFW"), a native Windows(R) client application for PROFILE/ANYWARE's customer service and teller functions; and PROFILE/ODBC, an open connectivity database driver. The PROFILE system is currently licensed to 41 clients in 15 countries serving in excess of 1,200 financial institutions.

The Company acquired ArTech Financial Technology Services, LLC, a banking technology service center located outside of Pittsburgh, Pennsylvania in the first quarter of 1999. In conjunction with the purchase, the Company announced the formation of a new outsourcing subsidiary - e-PROFILE, Inc. ("e-PROFILE"), designed to provide financial services providers with the ability to offer differentiated direct banking services to customers through a dedicated e-banking service offering with a lower initial capital hurdle, rapid time-to-market and minimal, if any, disruption to existing legacy systems.

The Company derives its revenues from product fees, which include software license and product enhancement fees, service fees, which include client implementation, processing and consulting fees, and software maintenance fees. Product and service fees are paid in stages upon the completion, by the Company, of certain defined deliverables. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method. Maintenance fees are normally billed annually in advance and recognized into revenue ratably over the period covered. The Company's e-commerce projects generate implementation related service revenues for both Sanchez and e-PROFILE. In addition, these projects will generate on-going processing fee related services revenue for e-PROFILE and license revenue for Sanchez. In lieu of up-front, one-time license fees, e-commerce contracts will generate license revenue for Sanchez on a per account/per month basis over the life of the contract after the client "goes live" with the solution. Under this model, as a client institution's e-commerce account base grows, Sanchez increases its revenue stream.

As of December 31, 1999, between Sanchez and e-PROFILE, Sanchez was engaged in projects with six new e-commerce clients worldwide. Non-disclosure agreements prevent Sanchez from specifically identifying these new e-commerce clients until they are fully operational.

Revenues for the year ended December 31, 1999 increased 28.0% to $56.4 million, compared to $44.1 million recorded for the same period in 1998. Due to a transition from a license revenue model to utility pricing, as well as strategic investments required to accommodate the growth connected with the Company's e-commerce initiatives, net earnings for 1999 totaled $5.2 million or $.20 per diluted share, compared to $7.0 million or $.29 per diluted share for 1998. Service revenues increased 134.7% from 1998 to 1999 primarily due to several e-commerce initiatives undertaken by the Company and e-PROFILE.

The newly formed e-PROFILE segment of our business generated revenues of $7.3 million and a pretax loss of $3.7 million. As previously announced, e-PROFILE plans to file a registration statement with the Securities and Exchange Commission in the coming months for a proposed public offering of common stock. The timing and size of the offering are dependent on market conditions and other factors.

During 1999, the Company led Bank One/First USA's WingspanBank.com project integration and implementation for a team of 30 vendors in helping to establish the bank in 123 days. The on-line bank uses Sanchez' PROFILE/ANYWARE enterprise banking system and outsources operations management to e-PROFILE. The Company also helped launch Citi/fi, Citibank's on-line banking and investing service using Sanchez' PROFILE/ANYWARE enterprise banking system and Silicon Valley start-up Internet bank X.com. X.com, one of the fastest growing Internet banks in the U.S., outsources technology and operations management to e-PROFILE. During the year, the Company continued its strong relationship with the Dutch financial services company ING Group by implementing the PROFILE solution for ING Bank Hungary, ING Direct Spain and ING Group subsidiary Interadvies. Other significant contract signings were the Irish League of Credit Unions licensing a PROFILE solution to service approximately two million members in a service bureau environment and NCR Corporation selecting PROFILE to provide back-office processing to their outsourcing centers. With 350 community banks as customers, NCR is among the largest providers of complete banking services to the U.S. community banking market. Federal Home Loan Bank of Pittsburgh went live as the Company's first PROFILE FOR WINDOWS client.

During 1999, Sanchez also completed a management restructuring with Michael A. Sanchez and R.J. "Zap" Zlatoper becoming Co-Chairmen. Frank R. Sanchez was named CEO and Joseph F. Waterman became President and COO. At e-PROFILE, Michael A. Sanchez was named CEO and Greg Derkacht joined as President and COO.

Additionally, Sanchez extended its relationship with global partners IBM and Compaq Computer Corporation, becoming an advanced member of IBM's Solution Developer Program and signing a global marketing and distribution agreement with Compaq Computer Corporation during 1999. e-PROFILE was also active in forging formal relationships by partnering with Home Financial Network Inc., Corillian Corporation and DocuCorp International as best-in-class providers for end-to-end e-banking.

Finally, the Company's Board of Directors approved a 2-for-1 split of its common shares in June. The stock split increased the number of outstanding shares to approximately 23.6 million shares at that time.

The Company's backlog at December 31, 1999 amounted to $31.7 million. The components of the backlog were $6.2 million for product and service revenues and $25.5 million for maintenance fees. The Company anticipates recognizing approximately $18.4 million of this backlog in 2000. At December 31, 1998, the Company's backlog amounted to $33.9 million, consisting of $6.7 million for product and service revenues and $27.2 million for maintenance fees. The Company's business/financial model is evolving, however, and the Company ultimately expects to derive a greater proportion of its revenue stream from variable sources rather than fixed-fee contracts, both in its traditional licensing business and in the e-PROFILE vertical services provider model described above. Over time, the Company believes that this evolution will make its fixed contractual backlog figure a less meaningful measure of future revenue potential.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC in applying generally accepted accounting principles to certain transactions. The Company is still in the process of analyzing the impact of SAB No. 101 on its consolidated financial statements and related disclosures.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected statement of operations data:

                                                           ----------------------------------------------------------------
                                                                                  YEAR ENDED DECEMBER 31,
DOLLARS IN THOUSANDS                                                 1999                   1998                 1997
                                                           ----------------------------------------------------------------
Revenues
   Products........................................               $   19,131            $   25,854            $ 15,581
   Services........................................                   27,157                11,571               7,904
   Software maintenance fees and other.............                   10,119                 6,634               5,406
                                                           --------------------     -----------------    ------------------
     Total revenues................................               $   56,407            $   44,059           $  28,891
                                                           ====================     =================    ==================

Percentage Relationship to Total Revenues
Revenues
   Products........................................                     33.9%                 58.7%               53.9%
   Services........................................                     48.2                  26.2                27.4
   Software maintenance fees and other.............                     17.9                  15.1                18.7
                                                           --------------------     -----------------    ------------------
     Total revenues................................                    100.0                 100.0               100.0

Operating expenses
   Product development.............................                     27.9                  26.5                26.1
   Product support.................................                      7.9                   8.7                11.1
   Services........................................                     27.1                  15.9                19.5
   Sales and marketing.............................                     14.6                  13.0                14.0
   Royalties and sublicense fees...................                      0.9                   1.9                 2.7
   General, administrative and other...............                     10.4                  11.7                11.2
                                                           --------------------     -----------------    ------------------
     Total operating expenses......................                     88.8                  77.7                84.6

Earnings from operations...........................                     11.2                  22.3                15.4
Interest income, net...............................                      2.0                   2.2                 3.0
                                                           --------------------     -----------------    ------------------
Earnings before income taxes.......................                     13.2                  24.5                18.4
Income tax provision...............................                      4.0                   8.5                 5.7
                                                           ====================     =================    ==================
Net earnings.......................................                      9.2%                 16.0%               12.7%
                                                           ====================     =================    ==================


1999 COMPARED TO 1998

REVENUES. Revenues increased $12.3 million, or 28.0%, in 1999. The primary reason for the increase was service revenue, which increased by $15.6 million, or 134.7%, for the year ended December 31, 1999. The service revenues increase was driven by additional implementation activity for Sanchez and e-PROFILE in the U.S. marketplace. Sanchez implementation efforts in Western and Central Europe also contributed to the service revenues increase. For the year ended December 31, 1999, product revenues decreased by $6.7 million, or 26.0%, compared to the year ended December 31, 1998. The decrease in product revenue was principally the result of successful conversions, lower license expansion from a converted client in 1999, the delay of a project in Central Europe, as well as, the Company recently changing its pricing model. The new model offers utility-based pricing versus a one-time license fee to lower the initial investment for potential customers, especially for e-PROFILE clients. Sales efforts have been more focused on this pricing model versus the Company's traditional one-time license fee model. This focus, and the resulting lower closure of one-time license fee contract revenue, also contributed to the decline in product revenues. Software maintenance and other revenue increased by $3.5 million, or 52.5%, for the year ended December 31, 1999, primarily due to an increase in the Company's supported client base.

PRODUCT DEVELOPMENT. Product development expenses increased $4.1 million, or 34.8%, for 1999, due to costs associated with increased staffing, expanded facilities and other overhead costs. Staffing increased 39% for this area of the Company primarily due to the Company's strategic decision to increase product functionality and performance to better serve the future needs of its clients and the dynamic requirements of e-banking. The percent relationship to total revenue increased from 26.5% in 1998 to 27.9% in 1999.

PRODUCT SUPPORT. Product support expenses increased by $609,000, or 15.8%, in the year ended December 31, 1999, due to cost required to support the larger converted client base.

SERVICES. Services expenses increased by $8.3 million, or 118.6%, during 1999, in conjunction with a corresponding increase in service revenues of $15.6 million. The increase was primarily due to additional staffing and related overhead costs for both Sanchez and e-PROFILE. The gross margin relative to associated revenues increased for the year ended December 31, 1999 to 43.7%, as compared to 39.6% for the year ended December 31, 1998, and was primarily due to more favorable rates achieved on time and material projects during 1999.

SALES AND MARKETING. Sales and marketing expenses increased by $2.5 million, or 44.1%, in the 1999 period due to costs associated with increased staffing, third-party commissions and international travel related expenses as well as e-PROFILE warrants issued to a client.

ROYALTIES AND SUBLICENSE FEES. For the year ended December 31, 1999, these fees decreased by $ 368,000 or 43.6%. The decrease is mostly attributable to a lower level of product revenues subject to royalty payments.

GENERAL, ADMINISTRATIVE AND OTHER. These expenses increased by $732,000 or 14.2%, due to increased staff for e-PROFILE and costs associated with a hardware sale, partially offset by lower incentive pay and the collection of a bad debt previously written off.

INCOME TAX PROVISION. Taxes in 1999 were 30.5% of income before income taxes, as compared to 34.6% for the year ended December 31, 1998. The 1999 decrease is primarily due to a tax benefit from the recalculation of the impact of the Company's foreign sales corporation on its tax rate for prior years as well as the year ended December 31, 1999.

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

PRODUCT DEVELOPMENT. Product development expenses increased $4.1 million, or 54.5%, in 1998, due to costs associated with increased staffing, expanded facilities and other associated overhead costs. The substantial growth in staffing in this area is due to the ongoing impact of the Company's strategic decision to increase investment in development for various technology projects. Staffing increased 69% in 1998 for this area of the Company to assist with various evaluation activities for Citigroup Inc., as well as certain system performance improvement projects. More specifically, staffing-related expenditures increased by $3.3 million in 1998 as compared to 1997. Despite the increased investment in this category, the percent relationship to total revenues increased only slightly, from 26.1% in 1997 to 26.5% in 1998.

PRODUCT SUPPORT. Product support expenses increased by $648,000, or 20.2%, for the year ended December 31, 1998, primarily due to increases in staffing levels in 1998 required to support the larger converted client base, as well as the impact of market adjustment salary increases.

SERVICES. Service expenses increased by $1.4 million, or 24.1%, for the year ended December 31, 1998, primarily due to costs related to the corresponding increase in services revenue of $3.7 million (a 46.4% increase relative to the 1997 year). The primary components of this cost increase were the increased utilization of third-party consultants and subcontractors required to support the increased revenue levels, increased staffing and related overhead and certain non-reimbursable project travel costs. The gross margin relative to associated revenues increased in 1998 to 39.6% from 28.7% in 1997, due to more favorable billing rates based on increased time and material projects in 1998 versus the fixed-fee projects that were more prevalent in prior years.

SALES AND MARKETING. Sales and marketing expenses increased by $1.7 million, or 42.0%, for the 1998 year, as the Company continued to increase its direct coverage in this area with additional staffing and increased spending relative to the brand awareness advertising and promotion campaign for PROFILE/ANYWARE. Due to the increase in total revenues in 1998, however, sales and marketing expenses as a percent of total revenues decreased from 14% in 1997 to 13% for 1998.

GENERAL ADMINISTRATIVE AND OTHER. These expenses increased during the year ended December 31, 1998 by $1.9 million, or 58.6%. The $1.9 million increase is attributable to a number of cost-related growth factors, including increased staffing, increased incentive pay and additional costs associated with adding a second office facility in Malvern, Pennsylvania during the third quarter of 1997.

INCOME TAX PROVISION. Taxes in 1998 were 34.6% of income before income taxes, as compared to 31.0% in 1997. The 1998 increase is primarily due to the Company's increased U.S. revenues, resulting in higher state income taxes, as well as a reduction in benefit derived from our foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $25.4 million at December 31, 1999. Cash flows from operations for 1999 were $2.3 million, $15.9 million in 1998 and $22,000 in 1997. The decrease in net cash provided by operating activities in 1999 was primarily due to a net increase in accounts receivable and contracts in process as compared to the 1998 period. The accounts receivable increase in 1999 is primarily due to the December 31, 1998 balance being significantly lower than usual as a result of the collection of approximately $9 million in contract payments during the month of December 1998. The 93 days sales outstanding as of December 31, 1999 is in line with our historical days sales outstanding. The receivable balance will continue to be significantly impacted by the timing of contract milestones and time and material billings.

Capital asset expenditures for 1999 amounted to $5.2 million as compared to $2.0 million in 1998. The increase in capital expenditures during 1999 is attributable to purchases of equipment related to the significant growth in employees as well as the creation of the e-PROFILE service center.

Financing activities contributed cash of $2.9 million in 1999, compared to $1.3 million in 1998. The primary reason for the increase was the exercise of stock options and participation in the employee stock purchase plan, which accounted for $3.5 million, partially offset by the purchase of treasury stock for $592,000.

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

FORWARD-LOOKING STATEMENTS

The Company's forward-looking statements about its revenues, earnings, market predictions and business development have been derived from its operating budgets and forecasts which are based upon detailed assumptions about many important factors. Several important factors may cause the Company's actual results to differ materially from those contemplated by any forward-looking statements made by the Company. These factors include the demand for products and services in the financial services industry, competition among software and operational and technology outsourcing companies serving that industry, the timing of new contract closings, the potential delays in the implementation of products and services, the success of the Company's e-PROFILE business model, e-PROFILE's limited operating history, the extent to which the Internet will be used for financial services and products and other significant events of revenue recognition affecting the Company's quarterly results, the development of the top-tier and direct banking markets, market acceptance of the Company's products and services within these markets, the Company's ability to protect its intellectual property rights, the risks inherent in expansion, the potential adverse impact of security breaches and the Company's ability to continue to improve its products and services. Several of the foregoing factors could also effect the market predictions of the Company and those set forth in industry reports discussed above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents. The Company does not have any derivative financial instruments in its portfolio. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not expect any material loss with respect to its cash equivalents.

FOREIGN CURRENCY RISK

The Company does not use foreign exchange forward contracts. All contractual arrangements with international customers are denominated in U.S. dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants.......................................................................27

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of December 31, 1999 and 1998..............................................28

     Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997................29

     Consolidated Statements of Shareholders' Equity for the Years Ended
       December 31, 1999, 1998 and 1997........................................................................30

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997................31

     Notes to Consolidated Financial Statements................................................................32

Schedule II - Valuation and Qualifying Accounts for the Years Ended
     December 31, 1999, 1998 and 1997..........................................................................43


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sanchez Computer Associates, Inc.:

We have audited the accompanying consolidated balance sheet of Sanchez Computer Associates, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanchez Computer Associates, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                           Arthur Andersen LLP

Philadelphia, Pennsylvania
    February 7, 2000


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Sanchez Computer Associates, Inc.

We have audited the accompanying consolidated statement of operations, of shareholders' equity and of cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sanchez Computer Associates, Inc. and subsidiaries for the year ended in conformity with generally accepted accounting principles.

                                                    PricewaterhouseCoopers LLP
                                                    Philadelphia, Pennsylvania
                                                    February 6, 1998

                                          SANCHEZ COMPUTER ASSOCIATES, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share amounts)



                                                                                     December 31,
                                                                   -------------------------------------------------
ASSETS                                                                       1999                      1998
                                                                             ----                      ----
CURRENT ASSETS

   Cash and cash equivalents                                             $    25,404                $  27,177
   Receivables less allowances ($288-1999; $295-1998)                         12,564                    2,529
   Contracts in process                                                        3,227                    6,778
   Income tax refund receivable                                                2,948
   Deferred income taxes                                                         686                      729
   Prepaid and other current assets                                            1,187                      895
                                                                   -------------------------------------------------
         Total current assets                                                 46,016                   38,108

PROPERTY AND EQUIPMENT
   Equipment                                                                   7,351                    3,945
   Furniture and fixtures                                                      1,784                      770
   Leasehold improvements                                                      2,020                      994
                                                                   -------------------------------------------------
                                                                              11,155                    5,709
Accumulated depreciation and amortization                                     (5,115)                  (3,026)
                                                                   -------------------------------------------------
   Net property and equipment                                                  6,040                    2,683

Capitalized software costs, net                                                1,493                      962
Intangible assets, net                                                         1,153
Investments                                                                    1,693                    1,532
                                                                   -------------------------------------------------

         Total assets                                                    $    56,395                $  43,285
                                                                   =================================================

LIABILITIES
CURRENT LIABILITIES
   Current debt obligations                                              $        83                $     233
   Accounts payable, trade                                                     2,360                    1,535
   Accrued expenses                                                            4,417                    5,984
   Deferred revenue                                                            3,615                    3,266
                                                                   -------------------------------------------------
         Total current liabilities                                            10,475                   11,018

Deferred income taxes                                                            482                      327
Deferred revenue                                                                                           87
Long-term debt                                                                                             81
                                                                   -------------------------------------------------
         Total liabilities                                                    10,957                   11,513

Commitments (Note 10)

SHAREHOLDERS' EQUITY
Common stock, no par value
   Authorized - 150,000,000 shares
   Issued and outstanding - 24,357,351 and 23,469,138
     shares in 1999 and 1998, respectively                                       244                      234
Additional paid-in capital                                                    28,392                   20,055
Retained earnings                                                             16,894                   11,723
Notes due on common stock purchases                                              (92)                    (240)
                                                                   -------------------------------------------------
         Total shareholders' equity                                           45,438                   31,772
                                                                   -------------------------------------------------

         Total liabilities and shareholders' equity                      $    56,395                $  43,285
                                                                   =================================================

                            See notes to consolidated financial statements

                                            SANCHEZ COMPUTER ASSOCIATES, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands, except per share amounts)

                                                                         Year Ended December 31,
                                                                ----------------------------------------------------

                                                                        1999             1998             1997
                                                                        ----             ----             ----
REVENUES
   Products                                                         $   19,131       $   25,854        $   15,581
   Services                                                             27,157           11,571             7,904
   Software maintenance fees and other                                  10,119            6,634             5,406
                                                                ----------------------------------------------------

         Total revenues                                                 56,407           44,059            28,891

OPERATING EXPENSES
   Product development                                                  15,737           11,677             7,556
   Product support                                                       4,472            3,863             3,215
   Services                                                             15,279            6,989             5,632
   Sales and marketing                                                   8,253            5,728             4,033
   Royalties and sublicense fees                                           477              845               765
   General, administrative and other                                     5,882            5,150             3,248
                                                                ----------------------------------------------------

         Total operating expenses                                       50,100           34,252            24,449
                                                                ----------------------------------------------------

EARNINGS FROM OPERATIONS                                                 6,307            9,807             4,442

Interest income, net                                                     1,133              956               885
                                                                ----------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                             7,440           10,763             5,327

Income tax provision                                                     2,269            3,729             1,651
                                                                ----------------------------------------------------

NET EARNINGS                                                        $    5,171       $    7,034        $    3,676
                                                                ====================================================

Basic earnings per average common share                             $      .22       $      .31        $      .17

Diluted earnings per average common share                           $      .20       $      .29        $      .15

Weighted-average common shares outstanding                              23,911           23,042            22,070

Weighted-average common and diluted shares outstanding                  26,062           24,544            23,950


                            See notes to consolidated financial statements

                                SANCHEZ COMPUTER ASSOCIATES, INC.
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (in thousands, except share amounts)

                                                                               TREASURY     ADDITIONAL                NOTES DUE ON
                                                           COMMON STOCK         STOCK       PAID-IN      RETAINED     COMMON STOCK
                                                        SHARES      AMOUNT      AMOUNT      CAPITAL      EARNINGS      PURCHASES
                                                        ------      ------     --------    ---------    ---------      ---------
BALANCES AT DECEMBER 31, 1996                         21,898,610     $   219    $          $  18,021    $  1,013       $    (538)
Net earnings                                                                                               3,676
Exercise of stock options                                409,766           4                     637                        (146)
Stock option loan repayments                                                                                                 347
                                                     ------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1997                         22,308,376         223                  18,658       4,689            (337)
Net earnings                                                                                               7,034
Exercise of stock options & warrants                   1,129,966          11                   1,139
Employee stock purchase plan                              30,796                                 258
Stock option loan repayments                                                                                                  97
                                                     ------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                         23,469,138         234                  20,055      11,723            (240)
Net earnings                                                                                               5,171
Purchase of common stock                                 (60,000)                  (592)
Exercise of stock options                                858,325           8      1,149        1,627
Cashless stock option exercise using treasury stock      (19,736)                  (557)         557
Tax benefit from stock options exercised                                                       4,189
Stock-based compensation expense                                                                 551
Employee stock purchase plan                              38,196           1                     750


Stock option loan repayments                                                                                                 148
Issuance of stock related to acquisition                  71,428           1                     663
                                                     ------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1999                         24,357,351    $    244    $     0    $  28,392    $ 16,894       $     (92)
                                                     ==============================================================================


                            See notes to consolidated financial statements

                                    SANCHEZ COMPUTER ASSOCIATES, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)

                                                                                    Year Ended December 31,
                                                                   ------------------------------------------------------
                                                                         1999              1998                1997
                                                                         ----              ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                          $    5,171       $    7,034          $    3,676
Adjustments to reconcile net earnings to cash provided  (used)
   by operating activities
       Depreciation and amortization                                       2,765            1,544               1,092
       Stock based compensation                                              551
       Deferred taxes                                                        198             (401)                512
       Provision for doubtful accounts receivable                                             100                 500
       Other                                                                  (9)              16                   8
Cash provided (used) by changes in operating assets and
   liabilities
       Accounts receivable                                                (9,561)           6,255              (3,441)
       Contracts in process                                                3,551             (529)             (3,171)
       Income taxes receivable/payable                                      (322)           1,248                 254
       Prepaid and other current assets                                     (262)             157                 510
       Accounts payable and accrued expenses                                 (22)           2,175                 641
       Deferred revenues                                                     262           (1,668)               (559)
                                                                 ------------------  ----------------  ------------------
Net cash provided (used) by operating activities                           2,322           15,931                  22

CASH USED IN INVESTING ACTIVITIES
   Investment in joint venture                                              (161)            (512)             (1,020)
   Capitalized computer software costs                                    (1,081)            (353)               (668)
   Cost of acquisitions, net of cash acquired                               (499)
   Capital expenditures                                                   (5,214)          (2,011)             (1,626)
                                                                 ------------------  ----------------  ------------------
Net cash used in investing activities                                     (6,955)          (2,876)             (3,314)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under revolving credit facility                                                                     285
   Repayment of notes due on common stock purchases                          148               97                 347
   Purchase of treasury stock                                               (592)
   Principal payments under capital lease obligation                                                              (40)
   Principal payments under long-term notes                                 (231)            (210)               (500)
   Proceeds from exercise of stock options and warrants                    2,784            1,150                 496
   Proceeds from issuance of shares under the employee stock
     purchase plan                                                           751              258
                                                                 ------------------  ----------------  ------------------
Net cash provided by financing activities                                  2,860            1,295                 588

Net increase (decrease) in cash and cash equivalents                      (1,773)          14,350              (2,704)
Cash and cash equivalents at beginning of year                            27,177           12,827              15,531
                                                                 ------------------  ----------------  ------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $   25,404        $  27,177          $   12,827
                                                                 ==================  ================  ==================

Supplemental cash flow information
Interest paid                                                         $      14         $      37          $       51
Income taxes paid                                                     $   3,060         $   2,481          $      730


                            See notes to consolidated financial statements

                         Notes to Consolidated Financial Statements
                     (in thousands, except share and per share amounts)


(1)   DESCRIPTION OF BUSINESS

      Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") designs, develops, markets, implements and supports comprehensive banking software, called PROFILE(R), for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of four integrated modules which operate on open, client-server platforms. The primary module, called PROFILE/ANYWARE, is a multi-currency transaction processing system which supports deposit, loan, customer, and bank management requirements through multiple distribution channels, including the Internet. The other modules are PROFILE/WEBLINK(TM), an HTML-based, Internet front-end processor for retail and commercial banking applications; PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system; PROFILE FOR WINDOWS, a native Windows(R) client application for PROFILE/ANYWARE's customer service and teller functions; and PROFILE/ODBC, an open connectivity database driver. Sanchez also provides e-PROFILE, a dedicated, end-to-end e-banking service offering for outsourcing direct and Internet bank technology and operations.

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

      Contracts in process in the accompanying balance sheets represent revenues recognized in excess of amounts collected or invoiced and deferred revenues represent amounts collected from or invoiced to customers in excess of revenue recognized.

                         Notes to Consolidated Financial Statements
                     (in thousands, except share and per share amounts)

(2)    SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates market value due to the short maturity of the investments. The Company maintains a centralized cash management program whereby its excess cash balances are invested in high quality short-term money market instruments. At times, cash balances in the Company's accounts may exceed federally insured limits. Cash and cash equivalents at December 31, 1999 and 1998 include $0 and $12 million on deposit with Safeguard Scientifics, Inc. ("Safeguard"), a shareholder of the Company, in conjunction with a note agreement dated June 12, 1997. The demand note provides for borrowings by Safeguard from the Company of up to a maximum of $12 million on a revolving basis at Safeguard's effective borrowing rate minus .75%. This rate is higher than the Company is currently earning on its money market investments. Interest income from advances to Safeguard amounted to $277 and $723 in 1999 and 1998, respectively.

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

      INVESTMENTS

      In December 1997, the Company entered into an agreement with ELBA CSB S.A. ("ELBA"), a newly formed subsidiary of ComputerLand Poland S.A. ("ComputerLand"), a Polish bank technology services firm which is also a public company. Concurrent with the ComputerLand agreement, the Company and ELBA also entered into a distribution and services agreement, which gives ELBA certain limited exclusive and non-exclusive PROFILE marketing rights in Poland and Central Europe. In conjunction with the agreement, the Company paid $1 million for a 10% equity interest in ELBA, which is accounted for under the cost method. During 1998, the Company made additional investments increasing its equity position to 12%. In February 1999, the shareholders of ELBA agreed to merge ELBA into ComputerLand; as a result, the Company owns approximately 1% of ComputerLand.

      In June 1998, the Company entered into an agreement with Direct Capital Services (P) Ltd., an Indian technology services firm. Under the agreement, the Company paid $250 for a 10% equity interest in Sanchez/Capital Services (P) Ltd., which is accounted for under the cost method. Concurrent with the agreement, the Company and Sanchez/Capital Services also entered into a distribution, agency and services agreement, which gives Sanchez/Capital Services limited exclusive marketing rights in India and certain Middle-Eastern countries. During 1999, the company increased its investment by $161 bringing its equity interest to 16%.

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

      Total costs capitalized in 1999, 1998 and 1997 were approximately $1,081, $353, and $668 respectively. Accumulated amortization was $1,359 and $921 as of December 31, 1999 and 1998, respectively. Amortization of capitalized software costs amounted to $551, $413, and $321 in 1999, 1998 and 1997, respectively. All capitalized software costs are written down to net realizable value when the carrying amount is in excess thereof. No write-downs were required for 1999, 1998 or 1997.

      INCOME TAXES

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

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization are provided over the estimated useful lives of the related assets using a combination of accelerated and straight line depreciation methods. Equipment and furniture and fixtures typically have useful lives of three and five years, respectively. The useful life of leasehold improvements is the lesser of the lease term or 5 years.

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

                         Notes to Consolidated Financial Statements
                     (in thousands, except share and per share amounts)

(2)   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Basic earnings per share has been calculated as net earnings divided by weighted average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted average common and diluted shares outstanding which includes the dilutive effect of stock options and warrants. The following table provides a reconciliation of weighted average common shares outstanding to weighted average common and diluted shares outstanding (in thousands):

                                                                                Year Ended December 31,
      ---------------------------------------------------------------------------------------------------------
                                                              1999                1998               1997
      ---------------------------------------------------------------------------------------------------------
      Weighted-average shares outstanding                     23,911              23,042             22,070

      Dilutive effect of

         Warrants                                                 41                 208                640
         Options                                               2,110               1,294              1,240
                                                       --------------------------------------------------------
      Total common and diluted shares                         26,062              24,544             23,950
                                                       --------------------------------------------------------


      RECENT ACCOUNTING PRONOUNCEMENTS

      In 1999, the Financial Accounting Standards Board issued SFAS No. 137, which deferred the effective date for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to fiscal years beginning after June 15, 2000. The Company does not believe the effect of adopting this standard will be material. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB")
      No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC in applying generally accepted accounting principles to certain transactions. The Company is still in the process of analyzing the impact of SAB No. 101 on its consolidated financial statements and related disclosures.

      RECLASSIFICATIONS

      Certain prior period amounts have been reclassified to conform to the 1999 presentation.

(3)   ACQUISITIONS

      Effective February 1, 1999, the Company acquired ArTech Financial Technology Services, LLC ("ArTech") in exchange for cash of $1 million, 71,428 shares of the Company's common stock and a two-year warrant to acquire 100,000 shares of the Company's stock. The acquisition of ArTech was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.3 million and was recorded as an intangible asset, which is being amortized over 10 years. Accumulated amortization and amortization expense was $117 as of December 31, 1999 and for the year then ended, respectively.

      The following table displays the net non-cash assets and liabilities that were acquired in 1999 in connection with the acquistion of ArTech:



                               Accounts receivable                                  $       474
                               Prepaid expenses                                              30
                               Property and equipment                                       232
                               Intangible assets                                          1,270
                               Accounts payable and accrued expenses                       (843)
                                                                            ------------------------
                                                                                          1,163
                               Issuance of common stock                                    (664)
                                                                            ========================
                               Net cash paid                                        $       499
                                                                            ========================


                         Notes to Consolidated Financial Statements
                     (in thousands, except share and per share amounts)

(3)   ACQUISITIONS - CONTINUED

      On February 5, 1998 the Company acquired 100% of the outstanding shares of Greystone Technology Corporation ("Greystone") and its wholly owned subsidiary in exchange for 168,100 shares of Sanchez common stock. Greystone is engaged in the design, manufacture and maintenance of certain high performance data base systems which are utilized in conjunction with the Company's PROFILE family of products.

      The merger was accounted for as a pooling of interests. Accordingly, the historical financial statements of the Company have been restated to include Greystone. A reconciliation of revenues, net earnings and earnings per share for the Company and Greystone for the period presented is as follows:

                                                                   Sanchez     Greystone    Pooled
                                                             --------------------------------------------
                Year Ended December 31, 1997
                         Revenues                                  $28,302        $ 589     $28,891
                         Net Earnings                                3,453          223       3,676
                         Earnings per share - basic                    .16          .01         .17
                         Earnings per share - diluted                  .14          .01         .15

(4)   CLIENT REVENUE DATA

      Revenue derived from certain software implementation projects comprises a substantial portion of the Company's total annual revenues. The following table summarizes the percentage of revenues from the Company's significant clients (listing those clients that exceed 10% in the applicable year):


                                                           Year Ended December 31,
      ------------------------------------------------------------------------------------------
      Client                                   1999                1998                1997
      ------------------------------------------------------------------------------------------
      A                                         12%                  *                   *
      B                                         10%                  *                   *
      C                                          *                  28%                  *
      D                                          *                   *                  14%
      E                                          *                   *                  12%
      F                                          *                   *                  12%

      *  Less than 10%

      At December 31, 1999 and 1998, the significant clients listed above accounted for $3,262 (or 21%) and $598 (or 6%) of combined net accounts receivable and contracts in process, respectively. The Company does not require its customers to provide collateral relative to accounts receivable balances.

      Revenue derived from customers in various geographic regions is as follows:


                                                          Year Ended December 31,
      -------------------------------------------------------------------------------------------
                                                  1999              1998              1997
      -------------------------------------------------------------------------------------------
      U.S. and Caribbean                       $ 26,898         $  21,560           $  5,927
      Western Europe                             14,882             8,800              2,343
      Central Europe                              9,643             9,077             10,440
      Canada                                      4,186             4,011              7,443
      Asia Pacific Rim                              798               611              2,738
                                       ----------------------------------------------------------
                                               $ 56,407         $  44,059           $ 28,891
                                       ----------------------------------------------------------

(5)   SEGMENTS

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

      The table below summarizes the Company's business segments:


                                                            Year ended December 31,
     --------------------------------------------------------------------------------------
                                                              1999           1998
     --------------------------------------------------------------------------------------
     Revenues
         Sanchez                                             49,114         44,059
         e-PROFILE                                            7,293           --
                                                        -----------------------------------
        Total                                                56,407         44,059
                                                        -----------------------------------

     Earnings from operations
        Sanchez                                               9,979          9,807
        e-PROFILE                                            (3,672)          --
                                                        -----------------------------------
        Total                                                 6,307          9,807
                                                        -----------------------------------



                                                               December 31,
     --------------------------------------------------------------------------------------
                                                              1999           1998
     --------------------------------------------------------------------------------------
     Total Assets
       Sanchez                                               49,809         43,285
       e-PROFILE                                              6,586                   --
                                                        -----------------------------------
       Total                                                 56,395         43,285
                                                        -----------------------------------


(6)   ACCRUED EXPENSES

                                                                  December 31,
     --------------------------------------------------------------------------------------
                                                              1999           1998
     --------------------------------------------------------------------------------------
     Accrued compensation and related items                 $ 1,573        $ 2,346
     Accrued income taxes                                       150          1,712
     Other                                                    2,694          1,926
                                                        -----------------------------------
                                                            $ 4,417        $ 5,984
                                                        -----------------------------------

(7)   DEBT

                                                                   December 31,
     --------------------------------------------------------------------------------------
                                                               1999           1998
     --------------------------------------------------------------------------------------
     Bank term notes at prime payable through July 2000       $  83         $  314
     Less current debt obligations                               83            233
                                                        -----------------------------------
     Long term debt                                           $   0         $   81
                                                        -----------------------------------

      In July 1998, the Company both renewed and restructured its bank borrowing agreements. Under the revised agreement, the Company converted $285 outstanding under its revolving credit facility for capital equipment purchases to a 24 month term loan and a new $500 revolving credit facility for capital purchases was established. The Company did not renew the revolving credit facility in 1999.

      Future maturities of long-term debt at December 31, 1999 are $83 which are to be paid in the year 2000.

                         Notes to Consolidated Financial Statements
                     (in thousands, except share and per share amounts)

(8)   SHAREHOLDERS' EQUITY

      In May 1998, the Company's Shareholders approved and amended the articles of incorporation to increase the number of the Company's authorized shares of common stock from 100,000,000 to 150,000,000 shares.

      The Board of Directors is authorized, subject to certain limitations and without Shareholder approval, to issue up to an aggregate 20,000,000 shares of preferred stock in one or more series and to fix the rights and preferences of the shares in each series. No shares of preferred stock have been issued.

      The 1995 Equity Compensation Plan provides for the issuance of a maximum of 5,360,000 shares of common stock upon the exercise of stock options, stock appreciation rights, and/or restricted stock awards. As of December 31, 1999, there are 1,567,894 shares available for future grant.

      In May 1998, the Company's shareholders approved an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, employees of the Company can purchase common stock through payroll deductions. A maximum of 600,000 shares are authorized for issuance under the ESPP. As of December 31, 1999, 68,992 shares have been purchased under the ESPP.

      The Company applies APB 25 and related interpretations in accounting for its various stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                            Year Ended December 31,
        -----------------------------------------------------------------------------------------------------
                                                                    1999            1998           1997
        -----------------------------------------------------------------------------------------------------
        Net earnings                         As reported          $  5,171          $  7,034       $  3,676
                                             Pro forma               2,545             5,470          3,443

        Basic earnings per share             As reported               .22               .31            .17
                                             Pro forma                 .11               .24            .16

        Diluted earnings per share           As reported               .20               .29            .15
                                             Pro forma                 .10               .22            .14


      The per share weighted-average fair value of stock options issued by the Company during 1999, 1998 and 1997 was $10.70, $4.88, and $2.04, respectively, on the date of grant using the Black Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted: 1999- expected dividend yield of 0%, risk free interest rate of 5.25% to 6.55%, expected volatility of 50%, and average expected life of five years; 1998 expected dividend yield of 0%, risk free interest rate of 4.39% to 5.75%, expected volatility of 50%, and an average expected life of five years; 1997 - expected dividend yield of 0%, risk free interest rate of 5.86% to 6.38%, expected volatility of 40%, and an average expected life of five years.

                         Notes to Consolidated Financial Statements
                     (in thousands, except share and per share amounts)

(8)   SHAREHOLDERS' EQUITY - CONTINUED

      A summary of stock option activity is as follows:

                                                                 Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
                                              1999                         1998                         1997
--------------------------------------------------------------------------------------------------------------------------
                                                    Weighted                     Weighted                     Weighted
                                                    Average                      Average                      Average
                                                    Exercise                     Exercise                     Exercise
                                      Shares         Price         Shares         Price         Shares         Price
                                      ------        --------       ------        --------       ------        --------
Outstanding at beginning of year    3,218,830         6.12       2,078,922         2.75       1,617,136         1.41
Options granted                       577,400        21.18       1,660,042         9.30         909,000         4.37
Options exercised                    (858,325)        3.89        (409,966)        1.41        (409,766)        1.10
Options cancelled                     (61,870)        8.99        (110,168)        7.95         (37,448)        2.13
                                   --------------------------------------------------------------------------------------
Outstanding at end of year          2,876,035         9.75       3,218,830         6.12       2,078,922         2.75
                                   --------------------------------------------------------------------------------------

Options exercisable                 1,014,075                      953,542                      830,548

Shares available for future grants  1,567,894                       83,424                    1,633,298


      The following summarizes information about the Company's stock options outstanding as of December 31, 1999:

--------------------------------------------------------------------------------------------------------------------------
                                                  Options Outstanding                             Options Exercisable
--------------------------------------------------------------------------------------------------------------------------

                                    Number         Weighted Av.       Weighted Av.          Number         Weighted Av.
                                Outstanding as       Remaining          Exercise        Exercisable at       Exercise
 Range of Exercise Prices        of 12/31/99     Contractual Life         Price            12/31/99            Price
--------------------------------------------------------------------------------------------------------------------------
   $0.835   to   $3.375             692,252             6.01            $ 2.071              467,652          $ 1.829
   $3.375   to   $8.063             781,607             6.35            $ 7.724              287,071          $ 7.519
   $9.000   to   $13.313          1,136,576             5.60            $10.450              232,685          $10.201
   $27.000  to   $32.000            175,600             6.21            $29.603               26,667          $27.000
   $38.375  to   $42.375             90,000             6.47            $38.735                    0          $ 0.000
                                ------------------------------------------------------------------------------------------
   $0.835   to   $42.375          2,876,035             5.97           $  9.747            1,014,075          $ 6.023
                                ------------------------------------------------------------------------------------------

   Generally, outstanding options vest over a two to four year period after the date of grant and expire 6-10 years after the date of grant.

   Notes due on common stock purchases are interest bearing, full recourse demand notes. As of February 4, 2000, all stock option loans have been paid in full.

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

                         Notes to Consolidated Financial Statements
                     (in thousands, except share and per share amounts)

(8)   SHAREHOLDERS' EQUITY - CONTINUED

      During the year ended December 31, 1999, the Company's e-PROFILE subsidiary issued options to Sanchez and e-PROFILE employees to purchase 946,200 shares of e-PROFILE's common stock at exercise prices ranging from $10 to $15 (weighted-average of $12.87). The options vest over 2 to 3 years and expire 5 to 8 years after grant date.

      The company recorded stock-based compensation expense of $551 for the year ended December 31, 1999 for the fair value of warrants issued to customers and service providers to purchase 185,000 of e-PROFILE's common stock at exercise prices ranging from $10 to $15 (weighted-averaged of $14.324). The warrants are exercisable immediately on the grant date and have a term of 3 to 4 years. The fair value of the warrants was determined using the Black-Scholes option pricing model using volatility of 50%, the risk free interest rate on the date of the grant and the contractual term of the warrant

(9)   INCOME TAXES

      The components of the income tax provision are as follows:

                                                                         Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                           1999                   1998                    1997
-------------------------------------------------------------------------------------------------------------------------
    Current taxes
         Federal                                        $   1,587               $ 3,460                  $   673
         State                                                346                   652                       95
         Foreign                                              138                    18                      371
                                                  ----------------------- ----------------------- -----------------------
                                                            2,071                 4,130                    1,139
    Deferred taxes                                            198                  (401)                     512
                                                  ----------------------- ----------------------- -----------------------
    Total provision                                     $   2,269               $ 3,729                  $ 1,651
                                                  ----------------------- ----------------------- -----------------------


      A reconciliation of the tax provision based on the federal statutory tax rate to the effective tax rate is as follows:

                                                                         Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                           1999                   1998                    1997
-------------------------------------------------------------------------------------------------------------------------
    Statutory tax provision                             $   2,529               $  3,667               $  1,811
    State income taxes, net of federal income tax
       benefit                                                228                    430                     63
    Foreign income taxes                                      138                     18                    371
    Federal income tax credits                               (138)                   (18)                  (371)
    Foreign sales corporation                                (510)                  (430)                  (286)
    Other, net                                                 22                     62                     63
                                                   ----------------------------------------------------------------------
                                                        $   2,269               $  3,729               $  1,651
                                                   ----------------------------------------------------------------------


                         Notes to Consolidated Financial Statements
                     (in thousands, except share and per share amounts)

(9)   INCOME TAXES - CONTINUED

      The tax effects of loss carryforwards, credit carryforwards, and temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                 Year Ended December 31,
-----------------------------------------------------------------------------------------------
                                                           1999                   1998
-----------------------------------------------------------------------------------------------
      Deferred tax assets
         Accounts receivable allowances                   $   64                 $   65
         Accrued liabilities                                 548                    655
         Other                                                74                      9
                                                      -----------------------------------------
      Total deferred tax assets                           $  686                 $  729
                                                      -----------------------------------------

      Deferred tax liabilities
         Capitalized software costs and intangibles       $  482                 $  327


      Utilization of federal and state net operating loss carryforwards and tax credit carryforwards amounted to $257 in 1998 and $326 in 1997.


(10)  COMMITMENTS

      The Company leases office facilities subject to operating leases. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1999 are as follows:

                2000                1,416
                2001                1,443
                2002                1,471
                2003                1,093
                2004                  274
                              ------------------
                                    5,697
                              ------------------

      Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $1,566, $869 and $625, respectively.

(11)  OTHER RELATED PARTY TRANSACTIONS

      In April 1998, Safeguard exercised warrants to purchase 720,000 shares of the Company's common stock at an exercise price of $.69 per share, subject to certain terms and restrictions.

      The Company has entered into an administrative services agreement with Safeguard, which provides for payment, subject to achieving certain sales levels, of a maximum fee of $25 per quarter. The Company expensed $100 in each of the years ended December 31, 1999, 1998 and 1997.

      In conjunction with the previously described agreement with Computerland, Computerland paid $500 to the Company, for certain limited exclusive and non-exclusive PROFILE marketing rights in Poland and Central Europe. The Company also has entered into maintenance and consulting contracts with Computerland. During the year ended December 31, 1999, and 1998, the Company incurred expenses of $240 and $119, respectively under these contracts.

                         Notes to Consolidated Financial Statements
                     (in thousands, except share and per share amounts)

(11)  OTHER RELATED PARTY TRANSACTIONS - CONTINUED

      In conjunction with the previously described agreement, Direct Capital Services (P) Ltd. paid $250 to the Company for certain limited exclusive PROFILE marketing rights in India and certain Middle Eastern countries.

(12)  PROFIT SHARING TRUST PLAN

      The Company maintains a Profit Sharing Trust Plan (the "Plan") which permits eligible participating members to contribute up to 20% of their gross earnings. The Company will typically make a contribution equal to 100% of the first 3% which an employee contributes and may also make additional voluntary contributions. The Company expensed $371, $258, and $202 related to the Plan during the years ended December 31, 1999, 1998, and 1997, respectively.

(13)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following table presents the unaudited quarterly financial information for the years 1999 and 1998:



-----------------------------------------------------------------------------------------------------------------------------
                                           1999 QUARTER ENDED                                 1998 Quarter Ended
-----------------------------------------------------------------------------  ----------------------------------------------
                                MAR 31    JUNE 30    SEPT 30     DEC 31       Mar 31      June 3      Sept 30        Dec 31
-----------------------------------------------------------------------------------------------------------------------------
Revenues                       $ 9,655    $13,911    $17,477     $15,364     $  8,628     $11,053     $ 12,114       $12,264
Earnings before income
   taxes                           770      2,802      3,483         385        1,225       2,546        3,147         3,845
Net earnings                       493      1,793      2,582         303          833       1,706        2,108         2,387
Basic earnings per share          0.02       0.08       0.11        0.01         0.04        0.07         0.09          0.10
Diluted earnings per share        0.02       0.07       0.10        0.01         0.03        0.07         0.09          0.10



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

                         Notes to Consolidated Financial Statements
                     (in thousands, except share and per share amounts)

SCHEDULE II

                                                    Sanchez Computer Associates, Inc.
                                                    Valuation and Qualifying Accounts
                                           For the years ended December 31, 1999, 1998 and 1997

              Allowance for                      Balance at       Charged to Costs                           Balance at
            Doubtful Accounts                Beginning of Year      and Expenses         Deductions         End of Year
            -----------------                -----------------      ------------         ----------         -----------
    Year ended December 31, 1997                 $ 43,000          $  500,000           $        -          $  543,000
    Year ended December 31, 1998                  543,000             100,000              348,000             295,000
    Year ended December 31, 1999                  295,000                   -                7,000             288,000


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sanchez Computer Associates, Inc.

Our report on the consolidated financial statements of Sanchez Computer Associates, Inc. and subsidiaries is included on page 27 of this Form 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The above schedule is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                 ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
  February 7, 2000

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Sanchez Computer Associates, Inc.

Our report on the consolidated financial statements of Sanchez Computer Associates, Inc. and subsidiaries is included on page 27 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the year ended December 31, 1997, which appears above on page 45 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                  PricewaterhouseCoopers L.L.P.
                                                  Philadelphia, PA
                                                  February 6, 1998

                      Notes to Consolidated Financial Statements
                  (in thousands, except share and per share amounts)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          DIRECTORS

The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its May 24, 2000 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Act of 1934, as amended.

          DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K

The Company incorporates by reference the information contained under the caption "SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in its definitive Proxy Statement relative to its May 24, 2000 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION.

The Company incorporates by reference the information contained under the captions "Board Compensation," "Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION AND OTHER ARRANGEMENTS" in its definitive Proxy Statement relative to its May 24, 2000 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Company incorporates by reference the information contained under the caption "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS AS OF MARCH 20, 2000" in its definitive Proxy Statement relative to its May 24, 2000 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company incorporates by reference the information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "CERTAIN TRANSACTIONS" in its definitive Proxy Statement relative to its May 24, 2000 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

                         Notes to Consolidated Financial Statements
                     (in thousands, except share and per share amounts)
                                          PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this Form 10-K.

      Financial Statements (see item No. 8, page 31)

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 1999 and 1998
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997
Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements

      Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

All other information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statements or is not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

(c)   Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


  EXHIBIT
   NUMBER      DESCRIPTION
-------------- -----------
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

   10.10       Amended and restated 1995 Equity Compensation Plan

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

5)   Filed as an exhibit to the Company's Schedule 14A dated April 23, 1999.

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

                                   SANCHEZ COMPUTER ASSOCIATES, INC.

                                 By:  /s/ FRANK R. SANCHEZ
Dated:   March 29 , 2000             --------------------------------
              ----                    Frank R. Sanchez, Chief Executive Officer
                                      and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March  29  , 2000              /s/  MICHAEL A. SANCHEZ
             ------                  -----------------------------------------------------------
                                     Michael A. Sanchez, Co-Chairman of the Board of Directors

Dated:  March  29  , 2000              /s/  RONALD J. ZLATOPER
             ------                  -----------------------------------------------------------
                                     Ronald J. Zlatoper, Co-Chairman of the Board of Directors

Dated:  March  29  , 2000              /s/  FRANK R. SANCHEZ
             ------                  -----------------------------------------------------------
                                     Frank R. Sanchez, Chief Executive Officer and Director
                                     (Principal Executive Officer)

Dated:  March  29  , 2000              /s/  THOMAS F. MCELWEE
             ------                  -----------------------------------------------------------
                                     Thomas F. McElwee, Senior Vice President and CFO
                                     (Principal Financial and Accounting Officer)

Dated:  March  29  , 2000              /s/  WARREN V. MUSSER
             ------                  -------------------------------------------------------------
                                     Warren V. Musser, Director

Dated:  March  29  , 2000              /s/  LAWRENCE A. CHIMERINE
             ------                  -------------------------------------------------------------
                                     Lawrence A. Chimerine, Director

Dated:  March  29  , 2000              /s/  ALEX W. HART
             ------                  -------------------------------------------------------------
                                     Alex W. Hart, Director

Dated:  March  29  , 2000              /s/  KAILASH C. KHANNA
             ------                  -------------------------------------------------------------
                                     Kailash C. Khanna, Director

Dated:  March  29  , 2000              /s/  JOHN D. LOEWENBERG
             ------                  -------------------------------------------------------------
                                     John D. Loewenberg, Director

Dated:  March  29  , 2000              /s/  THOMAS C. LYNCH
             ------                  -------------------------------------------------------------
                                     Thomas C. Lynch, Director

Dated:  March  29  , 2000              /s/  JAMES R. STOJAK
             ------                  -------------------------------------------------------------
                                     James R. Stojak, Director

Dated:  March  29  , 2000              /s/  GARY C. WENDT
             ------                  -------------------------------------------------------------
                                     Gary C. Wendt, Director


                         Notes to Consolidated Financial Statements
                     (in thousands, except share and per share amounts)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
--------       ------------
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

   10.10       Amended and restated 1995 Equity Compensation Plan

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

5)   Filed as an exhibit to the Company's Schedule 14A dated April 23, 1999.