Form 10-Q
period 2000-03-31
SANCHEZ COMPUTER ASSOCIATES INC
filed 2000-05-15
CIK 1022926

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended   MARCH 31, 2000
                                 -----------------------------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ____________________ to _______________________

                         Commission file number 0-21705


                        SANCHEZ COMPUTER ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            PENNSYLVANIA                                 23-2161560
-------------------------------------       ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


40 VALLEY STREAM PARKWAY, MALVERN, PA                   19355
---------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code:      (610) 296-8877
                                                   -----------------------------

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


As of April 30, 2000, there were outstanding 24,934,354 shares of the issuer's Common Stock, no par value.

                       SANCHEZ COMPUTER ASSSOCIATES, INC.

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000




                          PART I: FINANCIAL INFORMATION



ITEM 1:      FINANCIAL STATEMENTS


                                                                            Page No.
                                                                            --------

CONSOLIDATED BALANCE SHEETS

     March 31, 2000 (Unaudited) and December 31, 1999                            3


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

     Three Months Ended March 31, 2000 and 1999                                  4


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

     Three Months Ended March 31, 2000 and 1999                                  5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                           6


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       8


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             12



                           PART II: OTHER INFORMATION

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                                    13

SIGNATURES                                                                      14

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                  ASSETS                                 MARCH 31,         DECEMBER 31,
                                                                           2000                1999
                                                                          --------           --------
                                                                        (UNAUDITED)
Current assets
   Cash and cash equivalents                                              $ 31,801             25,404
   Receivables, less allowance of $288                                      14,598             12,564
   Contracts in process                                                      3,905              3,227
   Deferred income taxes                                                       686                686
   Income tax refund receivable                                              3,694              2,948
   Prepaid and other current assets                                          1,301              1,187
                                                                          --------           --------
               Total current assets                                         55,985             46,016

Property and equipment
   Equipment                                                                 8,418              7,351
   Furniture and fixtures                                                    1,879              1,784
   Leasehold improvements                                                    2,081              2,020
                                                                          --------           --------
                                                                            12,378             11,155
Accumulated depreciation and amortization                                   (5,790)            (5,115)
                                                                          --------           --------
   Net property and equipment                                                6,588              6,040


Capitalized software costs, net                                              1,342              1,493
Intangible assets, net                                                       1,121              1,153
Investments                                                                  1,693              1,693
                                                                          --------           --------

               Total assets                                               $ 66,729             56,395
                                                                          ========           ========
                               LIABILITIES

Current liabilities
   Current debt obligations                                               $     47                 83
   Accounts payable, trade                                                   2,169              2,360
   Accrued expenses                                                          7,403              4,417
   Deferred revenue                                                          5,179              3,615
                                                                          --------           --------
               Total current liabilities                                    14,798             10,475

Deferred income taxes                                                          482                482
                                                                          --------           --------
               Total liabilities                                            15,280             10,957

                           SHAREHOLDERS' EQUITY

Common stock, no par value
   Authorized - 150,000,000 shares
   Issued and outstanding 24,868,105 and 24,357,351 respectively               249                244
Additional paid-in capital                                                  37,597             28,392
Retained earnings                                                           13,603             16,894
Notes due on common stock purchases                                                               (92)
                                                                          --------           --------
               Total shareholders' equity                                   51,449             45,438
                                                                          --------           --------

               Total liabilities and shareholders' equity                 $ 66,729             56,395
                                                                          ========           ========

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                           ------------------------------
                                                                                 2000           1999
                                                                           -------------  ---------------
Revenues
   Products                                                                $       2,806    $       3,286
   Services                                                                        9,306            4,302
   Software maintenance and other                                                  2,765            2,067
                                                                           --------------  ---------------

      Total revenues                                                              14,877            9,655

Operating expenses
   Product development                                                             5,975            3,488
   Product support                                                                 1,062              823
   Services                                                                        6,565            2,139
   Sales and marketing                                                             3,315            1,852
   General, administrative and other                                               3,224              885
                                                                           --------------  ---------------

      Total operating expenses                                                    20,141            9,187
                                                                           --------------  ---------------

Earnings (loss) from operations                                                   (5,264)             468

Interest income, net                                                                 425              302
                                                                           --------------  ---------------

Earnings (loss) before income taxes                                               (4,839)             770

Income tax provision (benefit)                                                    (1,548)             277
                                                                           --------------  ---------------

Net earnings (loss)                                                        $      (3,291)    $        493
                                                                           ==============  ===============



Basic earnings (loss) per average common share                             $       (0.13)   $        0.02

Diluted earnings (loss) per average common share                           $       (0.13)   $        0.02

Weighted-average common shares outstanding                                        24,633           23,490

Weighted-average common and dilutive shares outstanding                           24,633           24,988

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                ---------------------------
                                                                    2000               1999
                                                                --------           --------
Cash flows from operating activities
   Net earnings (loss)                                          $ (3,291)          $    493
   Adjustments to reconcile net earnings to cash
     provided by operating activities, net of effect
       from acquisition
        Depreciation and amortization                                871                493
        Stock based compensation                                   1,649
        Other                                                        (13)                (2)
   Cash provided (used) by changes in
     operating assets and liabilities
        Accounts receivable                                       (2,034)            (5,619)
        Contracts in process                                        (678)             1,550
        Income tax refund receivable                                (746)
        Prepaid and other current assets                            (114)              (306)
        Accounts payable and accrued expenses                      2,795             (1,756)
        Deferred revenues                                          1,564                747
                                                                --------           --------
Net cash provided (used) by operating activities                       3             (4,400)

Cash used in investing activities
        Investments                                                                     (48)
        Cost of acquisition, net of cash acquired                                      (499)
        Capitalized computer software costs                                            (158)
        Proceeds from sale of fixed assets                            47
        Capital expenditures                                      (1,270)            (1,066)
                                                                --------           --------
Net cash used in investing activities                             (1,223)            (1,771)

Cash flows from financing activities
      Repayment of notes due on common stock purchases                92                  1
      Purchase of treasury stock                                                       (592)
      Principal payments under current debt                          (36)               (73)
      Proceeds from exercise of stock options                      4,561                102
      Proceeds from equity investments                             3,000
                                                                --------           --------
Net cash provided (used) by financing activities                   7,617               (562)
                                                                --------           --------
Net increase (decrease) in cash and cash equivalents               6,397             (6,733)
Cash and cash equivalents at beginning of period                  25,404             27,177
                                                                --------           --------
Cash and cash equivalents at end of period                      $ 31,801           $ 20,444
                                                                ========           ========
Supplemental cash flow information
      Interest paid                                             $      2           $      5
      Income taxes paid                                         $    137           $  1,636

                        SANCHEZ COMPUTER ASSOCIATES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(A.)   BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") include the accounts of all of the Company's wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the full year.

(B.)   CLIENT REVENUE DATA

         Revenue derived from customers in various geographic regions is as follows (in thousands):


            ---------------------- -------------------------------------
                                            THREE MONTHS ENDED
                                                MARCH 31,
            ---------------------- -------------------------------------
                                         2000               1999
            ---------------------- ------------------ ------------------
            U.S.and Caribbean          $  9,876            $ 4,112
            Western Europe                3,352              2,459
            Central Europe                  956              1,046
            Canada                          642              1,724
            Other                            51                314
                                   ------------------ ------------------
                                       $ 14,877            $ 9,655
            ---------------------- -------------------------------------

(C.)  EARNINGS PER SHARE

         Basic earnings per share has been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted-average common and diluted shares outstanding which includes the dilutive effect of stock options and warrants. The following table provides a reconciliation of weighted-average common shares outstanding to weighted-average common and diluted shares outstanding (in thousands).


          ----------------------------------------- ---------------------------
                                                        THREE MONTHS ENDED
                                                            MARCH 31,
          ----------------------------------------- ---------------------------

                                                            2000          1999
          ----------------------------------------- ------------- -------------
          Weighted-average shares outstanding             24,633        23,490
          Dilutive effect of
            Warrants                                          --            --
            Options                                           --         1,498
                                                    ------------- -------------
          Total common and diluted shares                 24,633        24,988
                                                    ------------- -------------
          ----------------------------------------- ------------- -------------

         At March 31, 2000, potentially dilutive common stock equivalents include warrants to purchase 66,000 shares of common stock and options to purchase 2,409,021 shares of common stock. All potentially dilutive common stock equivalents were excluded from the calculation of net loss per share for the three months ended March 31, 2000 as their effect is anti-dilutive as a result of the net loss incurred for the period.

  (D.) SEGMENTS

         The Company classifies its operations in two segments: Sanchez's traditional licensing business and the e-PROFILE outsourcing business. The Company evaluates the performance of its segments and allocates resources to them accordingly.

         The table below summarizes business segment:


                     ----------------------------------------- ------------------------------
                                                                  THREE MONTHS ENDED MARCH
                                                                             31,
                     ----------------------------------------- ------------------------------
                                                                    2000           1999
                     ----------------------------------------- --------------- --------------
                     Revenues
                         Sanchez                                       10,094          9,159
                         e-PROFILE                                      4,783            496
                                                               --------------- --------------
                        Total                                          14,877          9,655
                                                               =============== ==============

                     Earnings (loss) from operations
                        Sanchez                                         (713)            287
                        e-PROFILE                                     (4,551)            181
                                                               --------------- --------------
                        Total                                         (5,264)            468
                     ----------------------------------------- =============== =============


                     ---------------------------------------- --------------- --------------
                                                                  MARCH 31,     DECEMBER 31,
                                                                    2000           1999
                     ---------------------------------------- --------------- --------------
                     Total Assets
                       Sanchez                                        51,773         49,809
                       e-PROFILE                                      14,956          6,586
                                                              --------------- --------------
                       Total                                          66,729         56,395
                     ---------------------------------------- =============== ==============


(E.) RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Sanchez Computer Associates, Inc. ("Sanchez" or "the Company") designs, develops, markets, implements and supports comprehensive banking software called PROFILE-Registered Trademark- for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of five integrated modules that operate on open, client/server platforms. The primary module, called PROFILE/ANYWARE, is a multi-currency, multi-language, multi-bank transaction processing system that supports deposit, loan, customer and bank management requirements through multiple distribution channels. The other modules are PROFILE/WEBCONSUMER, a Web-based, Internet front-end processor for retail and commercial banking applications; PROFILE/FMS, a multi-company, multi-currency, financial management and accounting system; PROFILE FOR WINDOWS ("PFW"), a native Windows-Registered Trademark- client application for PROFILE/ANYWARE'S customer service and teller functions; and PROFILE/ODBC, an open connectivity database driver.

          In order to expand its core competency as a product-oriented development company for financial services and to take advantage of opportunities in the financial services marketplace resulting from rapid technological changes and adoption of the Internet, the Company acquired ArTech Financial Technology Services, LLC, a banking technology service center located outside of Pittsburgh, Pennsylvania in the first quarter of 1999. In conjunction with the purchase, the Company announced the formation of a new subsidiary - e-PROFILE, Inc. ("e-PROFILE"), designed to be a vertical solutions provider ("VSP") for financial services. A VSP is a business-to-business entity that manages the technology and operational supply chain within an industry and integrates all of its components under a single, outsourced operating infrastructure. e-PROFILE provides customers with several advantages including: differentiated solutions by providing a choice of "best-in-class" partners; speed to market with predictable results by using a fast-track implementation methodology and working with a select group of pre-qualified partners; process re-engineering via optimized processes and workflows; and an annuity based, "pay-as-you-grow" pricing model which lowers the initial cost of entry for clients and allows them to invest in differentiating their on-line offering and increasing brand recognition. e-PROFILE is currently processing in excess of 500,000 accounts at its bank operations and data center for two clients.

          The Company derives its revenues from product fees, which include software license and product enhancement fees, service fees that include client implementation, processing and consulting fees, and software maintenance fees. For Sanchez' traditional software license contracts, product fees are paid in stages upon the completion, by the Company, of certain defined deliverables. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method. Service fees are generally recognized and billed monthly on a time and material basis. Maintenance fees are normally billed annually in advance and recognized into revenue ratably over the period covered. The Company's e-commerce projects generate implementation related service revenues for both Sanchez and e-PROFILE. In addition, these projects will generate on-going processing fee related services revenue for e-PROFILE. In lieu of up-front, one-time license fees, e-commerce contracts will generate license revenue for Sanchez on a per account/per month basis over the life of the contract after the client "goes live" with the solution. Under this model, as a client institution's e-commerce account base grows, Sanchez increases its revenue stream.

          Revenues for the quarter ended March 31, 2000 increased 54.1% to $14.9 million, compared to $9.7 million recorded for the same period in 1999. Net loss for the quarter totaled ($3.3) million or ($.13) per share, compared to net income of $493,000 or $.02 per share for the same period last year. As of May 15, 2000, the Company is engaged in 12 e-commerce projects worldwide.

          The e-PROFILE business segment generated revenues of $4.8 million and a pre-tax loss of ($4.6) million. As previously announced, e-PROFILE plans to file a registration statement with the Securities and Exchange Commission in the coming months for a proposed public offering of common stock. The timing and size of the offering are dependent on market conditions and other factors.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected statement of operations data:

      ----------------------------------------------------------- --------------------------------
                                                                            QUARTER ENDED
                                                                              MARCH 31,
      ----------------------------------------------------------- --------------------------------
      DOLLARS IN THOUSANDS                                               2000             1999
                                                                  ----------------- --------------
      Revenues
         Products                                                   $   2,806          $   3,286
         Services                                                       9,306              4,302
         Software maintenance and other                                 2,765              2,067
                                                                  ----------------- --------------
           Total revenues                                           $  14,877          $   9,655
                                                                  ================= ==============

      Percentage Relationship to Total Revenues
      Revenues
         Products                                                        18.9%             34.0%
         Services                                                        62.5              44.6
         Software maintenance and other                                  18.6              21.4
                                                                  ----------------- --------------
           Total revenues                                               100.0             100.0

      Operating expenses
         Product development                                             40.2              36.1
         Product support                                                  7.1               8.5
         Services                                                        44.1              22.1
         Sales and marketing                                             22.3              19.2
         General, administrative and other                               21.7               9.2
                                                                  ----------------- --------------
           Total operating expenses                                     135.4              95.1

         Earnings (loss) from operations                                (35.4)              4.9
         Interest income, net                                             2.9               3.1
                                                                  ----------------- --------------
         Earnings (loss) before income taxes                            (32.5)              8.0
         Income tax provision (benefit)                                 (10.4)              2.9
                                                                  ----------------- --------------
         Net earnings (loss)                                            (22.1%)             5.1%
      ----------------------------------------------------------- ================= ==============


THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES. Revenues increased $5.2 million, or 54.1%, in the first quarter of 2000 as compared to the first quarter of 1999. The most significant growth was in service revenue, which increased by $5.0 million, or 116.3%. Most of the service growth is attributable to the increased levels of Sanchez and e-PROFILE implementation activity associated with e-banking projects and processing revenue from e-PROFILE. Product revenue decreased by $480,000 or 14.6% from the first quarter of 1999 to the first quarter of 2000 reflecting the Company's switch in its pricing model to usage-based pricing versus one-time license fees to lower the initial investment for potential customers. Sales efforts have been more focused on this pricing model versus the Company's traditional one-time license fee model. This focus, and the resulting lower closure of one-time license fee contract revenue, also contributed to the decline in product revenues. Software maintenance and other revenue increased by $698,000, or 33.8%, in the first quarter of 2000, due primarily to an increase in the Company's supported client base.

PRODUCT DEVELOPMENT. Product development expenses increased $2.5 million, or 71.3%, in the first quarter of 2000, due to costs associated with increased staffing, e-PROFILE professional fees, expanded facilities and other overhead costs. Staffing increased 30% for this area of the Company primarily due to the Company's continued development focus on extending its technology into areas that will become new revenue sources.

PRODUCT SUPPORT. Product support expenses increased by $239,000, or 29.0%, in the quarter ended March 31, 2000, primarily due to the cost required to support the larger converted client base.

SERVICES. Service expenses increased by $4.4 million, or 206.9%, during the first quarter of 2000. The increase was primarily due to the additional resources needed to support the increased service revenue for Sanchez and e-PROFILE. The gross margin relative to associated revenues was 29.5% for the first quarter of 2000, compared to 50.3% in the same period last year. This decrease can be attributed to the increase in subcontractors for e-banking projects and margins associated with processing revenues.

SALES AND MARKETING. Sales and marketing expenses increased by $1.5 million, or 79.0%, in the 1999 period due to the costs associated with increased staffing, professional fees and advertising expenses.

GENERAL, ADMINISTRATIVE AND OTHER. These expenses increased by $2.3 million, or 264.0%, in 2000 due to increased staffing and professional fees at e-PROFILE, as well as higher incentive pay.

INCOME TAX PROVISION. Taxes in the first quarter of 2000 were 32.0% of income before income taxes, as compared to 36.0% in the same quarter last year. The decrease is primarily due to the tax benefit derived from the foreign sales corporation.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $31.8 million at March 31, 2000. Cash provided by operating activities for the three months ended March 31, 2000 was $3,000 as compared to $4.4 million of cash used by operating activities during the same period in 1999. Accounts receivable increased by $2.0 million in the first quarter of 2000 primarily as a result of increased service revenues. Income tax refund receivable increased by $746,000 as a net result of the income tax benefit recognized in the first quarter of 2000, offset by the receipt of refunds for prior periods. The above use of the cash was offset by an increase in accounts payable and accrued expenses, deferred revenues and stock based compensation. The Company continues to expect a certain amount of variability in the payment timing for major contract milestones, which will impact cash flow from operations during any given period.

During the first quarter of 2000, the Company used $1.2 million for investing activities. The Company's use of cash was primarily dedicated to the purchase of $1.3 million fixed assets due to increased staffing and equipment at the e-PROFILE processing center.

Financing activities contributed $7.6 million of cash during the three months ended March 31, 2000. The exercise of stock options during the first quarter of 2000 contributed $4.6 million and an investment in e-PROFILE from a venture capital fund added $3.0 million in cash provided by financing activities.

The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future. Should the Company's business expand more rapidly than expected, the Company believes that additional bank credit, if necessary, would be available to fund such operating and capital requirements.

The Company believes that its business is generally not seasonal; however, the Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue, earnings and cash flow patterns. This variability is typically driven by significant events, which directly impact the recognition and billing of project-related revenues. Examples of such events include the timing of new business contract closings and the initiation of product and service fee revenue recognition, one-time payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users) and completion of implementation project roll outs and the related revenue recognition. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter. As noted earlier, however, the Company believes that over the course of time the ongoing monthly revenue stream associated with the e-PROFILE outsourcing model will result in more predictable quarter-to-quarter revenues.

FORWARD-LOOKING STATEMENTS

The Company's forward-looking statements about its revenues, earnings, market predictions and business development have been derived from its operating budgets and forecasts which are based upon detailed assumptions about many important factors. Several important factors may cause the Company's actual results to differ materially from those contemplated by any forward-looking statements made by the Company. These factors include the demand for products and services in the financial services industry, competition among software and operational and technology outsourcing companies serving that industry, the timing of new contract closings, the potential delays in the implementation of products and services, the success of the Company's e-PROFILE business model, e-PROFILE's limited operating history, the extent to which the Internet will be used for financial services and products and other significant events of revenue recognition affecting the Company's quarterly results, the development of the top-tier and direct banking markets, market acceptance of the Company's products and services within these markets, the Company's ability to protect its intellectual property rights, the risks inherent in expansion, the potential adverse impact of security breaches and the Company's ability to continue to improve its products and services. Nothing in this Form 10-Q is intended to constitute an offer to sell or solicit an offer to buy any securities of e-PROFILE. The offering will be made only by means of prospectus contained in a registration statement to be filed with the Securities and Exchange Commission and will be sold through underwriters engaged by the company.

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

                                            SANCHEZ COMPUTER ASSOCIATES, INC.


                                             /s/  Thomas F. McElwee
                                             Thomas F. McElwee
                                             Senior Vice President and Chief
                                             Financial Officer

Date: May 15, 2000