Form 10-Q
period 2000-06-30
SANCHEZ COMPUTER ASSOCIATES INC
filed 2000-08-14
CIK 1022926

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   JUNE 30, 2000.
                                 -------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _______________________


                         Commission file number 0-21705

                        SANCHEZ COMPUTER ASSOCIATES, INC.
             ------------------------------------------------------[caad 234]I
             (Exact Name of Registrant as Specified in Its Charter)

    PENNSYLVANIA                                             23-2161560
-------------------------------             -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


40 VALLEY STREAM PARKWAY, MALVERN, PA                                  19355
---------------------------------------                              ----------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code:   (610) 296-8877
                                                       -------------
                                       N/A
               ---------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes /X/    No / /



As of July 31, 2000, there were outstanding 25,009,992 shares of the issuer's Common Stock, no par value.

                       SANCHEZ COMPUTER ASSSOCIATES, INC.

                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                                                       PAGE NO.
                                                                       -------
CONSOLIDATED BALANCE SHEETS

June 30, 2000 (Unaudited) and December 31, 1999                            3

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     Three And Six Months Ended June 30, 2000 and 1999                     4

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     Six Months Ended June 30, 2000 and 1999                               5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                     6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 9

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       13


                         PART II: OTHER INFORMATION

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURES                                                                15

                           SANCHEZ COMPUTER ASSOCIATES, INC.
                              CONSOLIDATED BALANCE SHEETS

                          (in thousands, except share amounts)

                                  ASSETS                                          JUNE 30,                  DECEMBER 31,
                                                                                   2000                         1999
                                                                             ----------------            ------------------
                                                                               (UNAUDITED)

Current assets
   Cash and cash equivalents                                                 $         28,004            $          25,404
   Receivables, less allowance of $388 and $288 respectively                           20,872                       12,564
   Contracts in process                                                                 4,083                        3,227
   Deferred income taxes                                                                  567                          686
   Income tax refund receivable                                                         4,762                        2,948
   Prepaid and other current assets                                                     1,945                        1,187
   Deferred service expense                                                             4,495                          ---
                                                                           --------------------        --------------------
               Total current assets                                                    64,728                       46,016

Property and equipment
   Equipment                                                                            9,397                        7,351
   Furniture and fixtures                                                               1,861                        1,784
   Leasehold improvements                                                               2,232                        2,020
                                                                           --------------------        --------------------
                                                                                       13,490                       11,155
Accumulated depreciation and amortization                                              (6,574)                      (5,115)
                                                                           --------------------        --------------------
   Net property and equipment                                                           6,916                        6,040

Deferred service expense                                                                3,348                          ---
Other non-current assets                                                                4,395                        4,339
                                                                           --------------------        --------------------
               Total assets                                                  $         79,387            $          56,395
                                                                           ====================        ====================

                               LIABILITIES

Current liabilities
   Current debt obligations                                                  $             12            $              83
   Accounts payable, trade                                                              3,879                        2,360
   Accrued expenses                                                                    10,257                        4,417
   Deferred service revenue                                                             6,156                          ---
   Deferred license and maintenance revenues                                            4,700                        3,615
                                                                           --------------------        --------------------
               Total current liabilities                                               25,004                       10,475

Deferred income taxes                                                                     482                          482
Deferred service revenue                                                                4,517                          ---
                                                                           --------------------        --------------------
               Total liabilities                                                       30,003                       10,957

                           SHAREHOLDERS' EQUITY

Common stock, no par value
   Authorized - 150,000,000 shares
   Issued and outstanding 24,993,328 and 24,357,351 respectively                          250                          244
Additional paid-in capital                                                             39,179                       28,392
Retained earnings                                                                      11,158                       16,894
Treasury stock                                                                         (1,203)                         ---
Notes due on common stock purchases                                                       ---                         (92)
                                                                           --------------------        --------------------
          Total shareholders' equity                                                   49,384                       45,438
                                                                           --------------------        --------------------
               Total liabilities and shareholders' equity                    $         79,387            $          56,395
                                                                           ====================        ====================

                                SANCHEZ COMPUTER ASSOCIATES, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                             (in thousands, except per share amounts)
                                           (UNAUDITED)


                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                             ---------------------------------------------------------------
                                                                      2000            1999          2000           1999
                                                             --------------------  ------------  ------------  -------------
Revenues
   Products                                                     $          3,629   $     4,948   $     6,545   $      8,235
   Services                                                                9,576         6,952        17,114         11,254
   Software maintenance and other                                          3,089         2,011         5,941          4,078
                                                                 ----------------  ------------  ------------  ------------
     Total revenues                                                       16,294        13,911        29,600         23,567

Operating expenses
   Product development                                                     6,127         3,916        12,103          7,404
   Product support                                                         1,108         1,124         2,170          1,946
   Services                                                                5,739         3,064        11,137          5,204
   Sales and marketing                                                     3,277         2,072         6,592          3,924
   General, administrative and other                                       3,408         1,175         6,633          2,060
                                                                 ----------------  ------------  ------------  ------------
      Total operating expenses                                            19,659        11,351        38,635         20,538
                                                                 ----------------  ------------  ------------  ------------

Earnings (loss) from operations                                           (3,365)        2,560        (9,035)         3,029

Interest income, net                                                         435           242           861            544
                                                                 ----------------  ------------  ------------  -------------
Earnings (loss) before income taxes                                       (2,930)        2,802        (8,174)         3,573

Income tax provision (benefit)                                              (937)        1,009        (2,616)         1,286
                                                                 ----------------  ------------  ------------  -------------
Net earnings (loss) before cumulative effect of change in
accounting principle                                                      (1,993)        1,793        (5,558)         2,287
Cumulative effect of change in accounting principle                          ---           ---          (173)           ---
                                                                 ----------------  ------------  ------------  -------------
Net income (loss)                                                $        (1,993)  $     1,793   $    (5,731)  $      2,287
                                                                 ================  ============  ============  =============

Basic earnings (loss) per average common share before
cumulative effect of change in accounting principle              $         (0.08)  $      0.08   $     (0.22)  $       0.10

Diluted earnings (loss) per average common share before
cumulative effect of change in accounting principle              $         (0.08)  $      0.07   $     (0.22)  $       0.09

Basic earnings (loss) per average common share                   $         (0.08)  $      0.08   $     (0.23)  $       0.10

Diluted earnings (loss) per average common share                 $         (0.08)  $      0.07   $     (0.23)  $       0.09

Weighted-average common shares outstanding                                24,938        23,731        24,774         23,622

Weighted-average common and dilutive shares outstanding                   24,938        26,045        24,774         25,675

                                 SANCHEZ COMPUTER ASSOCIATES, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                            (UNAUDITED)



                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                           -------------------------------
                                                               2000               1999
                                                           ------------      -------------

Cash flows from operating activities
   Net earnings (loss)                                     $    (5,731)      $      2,287
   Adjustments to reconcile net earnings to cash
     provided by operating activities, net of effect
       from acquisition
        Depreciation and amortization                            1,832              1,126
        Stock based compensation                                 2,783                ---
        Other                                                       (2)               ---
   Cash provided (used) by changes in
     operating assets and liabilities

        Accounts receivable                                     (8,308)            (9,870)
        Contracts in process                                      (856)             2,547
        Income tax refund receivable                            (1,814)               ---
        Prepaid and other current assets                          (758)              (249)
        Deferred service revenue                                10,673                ---
        Deferred service expense                                (7,843)               ---
        Accounts payable and accrued expenses                    7,342             (1,539)
        Deferred income taxes                                     (297)               ---
        Deferred license and maintenance revenues                1,085              1,709
                                                           ------------      -------------
Net cash used by operating activities                           (1,894)            (3,989)

Cash used in investing activities
        Investments                                                ---                (48)
        Cost of acquisition, net of cash acquired                  ---               (499)
        Capitalized computer software costs                        ---               (409)
        Proceeds from sale of fixed assets                          47                ---
        Capital expenditures                                    (2,382)            (1,919)
                                                           ------------      -------------
Net cash used in investing activities                           (2,335)            (2,875)

Cash flows from financing activities

        Repayment of notes due on common stock purchases            92                  2
        Purchase of treasury stock                              (1,408)              (592)
        Principal payments under current debt                      (71)              (148)
        Proceeds from exercise of stock options                  5,243              1,723
        Proceeds from equity investments                         2,973                ---
                                                           ------------      -------------
Net cash provided (used) by financing activities                 6,829                985
                                                           ------------      -------------

Net increase (decrease) in cash and cash equivalents             2,600             (5,879)
Cash and cash equivalents at beginning of period                25,404             27,177
                                                           ------------      -------------

Cash and cash equivalents at end of period                 $    28,004       $     21,298
                                                           ============      =============

Supplemental cash flow information
        Interest paid                                      $         2                  9
        Income taxes paid                                  $       381              2,569

                          SANCHEZ COMPUTER ASSOCIATES, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A.)   BASIS OF PRESENTATION

       The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") include the accounts of all of the Company's wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed except as described in note F. The consolidated results of operations for the six months ended June 30, 2000 are not necessarily indicative of results for the full year.

(B.)   CLIENT REVENUE DATA

         Revenue derived from customers in various geographic regions is as follows (in thousands):

         -----------------------------------------------------------------
                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30,               JUNE 30,
         ------------------------------------------------------------------
                                    2000       1999       2000      1999
         ------------------------------------------------------------------
         U.S. and Caribbean         $8,262     $6,733   $16,566    $10,844
         Western Europe              5,363      3,347     8,714      5,805
         Central Europe              1,989      2,641     2,946      3,688
         Canada                        593      1,019     1,235      2,744
         Other                          87        171       139        486
                                   -------    -------   -------    -------
                                   $16,294    $13,911   $29,600    $23,567
         -----------------------------------------------------------------

  (C.) INCOME TAXES

       Upon the closing of e-PROFILE's initial public offering, Sanchez and e-PROFILE will file separate federal tax returns for future periods. e-PROFILE's net operating loss from January 1, 2000 through the initial public offering date will be included in Sanchez' consolidated federal income tax return. However, to the extent that this loss cannot be used to offset Sanchez' taxable income, it will be carried forward to e-PROFILE's first separate return year. In the quarter in which the offering is completed, the Company will be required to evaluate its tax calculation and make an appropriate adjustment.

  (D.) SEGMENTS

       The Company classifies its operations in two segments: Sanchez's software business and the e-PROFILE services business. The Company evaluates the performance of its segments and allocates resources to them accordingly.

       The table below summarizes business segments:

        --------------------------------------------------------------------
                                                  SIX MONTHS ENDED JUNE 30,
        --------------------------------------------------------------------
                                                       2000           1999
        --------------------------------------------------------------------
        Revenues
            Sanchez                                    21,473         21,892
            e-PROFILE                                   8,127          1,675
                                                 -------------    ----------
           Total                                       29,600         23,567
                                                 =============    ==========
        Earnings (loss) from operations
           Sanchez                                        (41)         3,303
           e-PROFILE                                   (8,994)          (274)
                                                 -------------     ---------
           Total                                       (9,035)         3,029
                                                 =============     =========
        Total Assets
           Sanchez                                     47,423         49,809
           e-PROFILE                                   31,964          6,586
                                                 ------------      ---------
           Total                                       79,387         56,395
                                                 ============      =========
        --------------------------------------------------------------------

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

         -----------------------------------------------------------------------
                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 JUNE 30,           JUNE 30,
         -----------------------------------------------------------------------
                                              2000       1999     2000     1999
         -----------------------------------------------------------------------
         Weighted-average shares outstanding 24,938 23,731 24,774 23,622 Dilutive effect of
         Warrants                                           53                19
         Options                                         2,261             2,034
                                             -----------------------------------
         Total common and diluted shares       24,938   26,045   24,774   25,675
         -----------------------------------------------------------------------

         At June 30, 2000, potentially dilutive common stock equivalents include warrants to purchase 66,000 shares of common stock and options to purchase 2,809,440 shares of common stock. All potentially dilutive common stock equivalents were excluded from the calculation of net loss per share for the three and six months ended June 30, 2000 as their effect is anti-dilutive as a result of the net loss incurred for the periods.

(F.) RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC in applying generally accepted accounting principles to certain transactions. SAB No. 101 is required to be adopted by no later than the fourth quarter of the year ending December 31, 2000, however, the Company adopted SAB No. 101 in June 2000. The Company's previous revenue recognition policy was in accordance with generally accepted accounting principles. In accordance with SAB No. 101, the Company changed its revenue recognition policy to recognize revenue from implementation services for e-PROFILE clients ratably over the expected term of the processing contract versus recognizing such revenue when the services were performed, due to a continuing involvement with e-PROFILE clients. In limited circumstances, the Company has performed implementation services for e-PROFILE clients that purchased software licenses from Sanchez. Implementation fees related to these services were recognized when the services were provided since these clients had the ability to use the software internally for minimal cost or effort. Implementation fees for e-PROFILE clients that do not ultimately execute processing agreements are recognized in the period during which the project is terminated. Direct costs related to implementation services for e-PROFILE clients are deferred and recognized ratably over the expected life of the processing agreement or expensed as incurred, consistent with the related revenue recognition.

         The impact of SAB No. 101 on 1999 results was recorded as a cumulative effect of a change in accounting principle during the six months ended June 30, 2000, resulting in a reduction to net income of $173,000 which represents the net effect of deferring e-PROFILE related implementation revenue and costs that were previously recognized in the fourth quarter of 1999. During the six months ended June 30, 2000, the Company recognized revenue and net income of $446,000 and $13,000, respectively, which was previously recognized in the fourth quarter of 1999 and is part of the cumulative effect of the change in accounting principle. In accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," the Company's results of operations for the three and six months ended June 30, 2000 are in accordance with SAB No. 101. SAB No. 101 would have no effect on the Company's results of operations for the three and six months ended June 30, 1999 since there were no e-PROFILE projects in process during that time that would be impacted by SAB No. 101. The early adoption of SAB No. 101 resulted in the Company deferring $7.3 million of revenues and $2.2 million of earnings before income taxes from implementation services performed during the quarter ended June 30, 2000. These amounts will be recognized over the expected term of the processing contract. The following table summarizes the impact of SAB No. 101 on the Company's results of operations for the three months ended March 31, 2000 and 1999.

          -------------------------------------------------------------------
                                                       QTR ENDED    QTR ENDED
                                                        3/31/00      3/31/99
          -------------------------------------------------------------------
          Net Sales                  As Reported         14,877       9,655
                                     Pro forma           13,306       9,655
                                                    ------------------------
          Net Income                 As Reported        (3,291)         493
                                     Pro forma          (3,570)         493
                                                    ------------------------
          Basic Earning/(loss)       As Reported         (0.13)         .02
          Common Share               Pro forma           (0.14)         .02
                                                    ------------------------
          Diluted Earnings/(loss)    As Reported         (0.13)         .02
          Common Share               Pro forma           (0.14)         .02
          ------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sanchez Computer Associates, Inc. ("Sanchez" or "the Company") designs, develops, markets, implements and supports comprehensive banking software called PROFILE(R) for financial services organizations worldwide. Sanchez's highly flexible PROFILE family of products is comprised of five integrated modules that operate on open, client/server platforms. The primary module, called PROFILE/ANYWARE, is a multi-currency, multi-language, customer centric enterprise banking application and transaction processor for deposit and loan processing. The other modules are PROFILE/WEBCONSUMER, a Web-based, Internet front-end processor for retail and commercial banking applications; PROFILE/FMS, a multi-company, multi-currency, cost center-based accounting system; PROFILE FOR WINDOWS ("PFW"), a native Windows(R) client application for PROFILE/ANYWARE's customer service and teller functions; and PROFILE/Web tools, a set of six packaged tools to assist with developing client-side code for various applications intended to interface with PROFILE.

In order to expand its core competency as a product-oriented development company for financial services and to take advantage of opportunities in the financial services marketplace resulting from rapid technological changes and adoption of the Internet, the Company acquired ArTech Financial Technology Services, LLC, a banking technology service center located outside of Pittsburgh, Pennsylvania in the first quarter of 1999. In conjunction with the purchase, the Company announced the formation of a new subsidiary - e-PROFILE, Inc. ("e-PROFILE"), to provide integrated end-to-end operations and technology solutions that enable top tier financial services companies to offer internet based financial services to their customers. e-PROFILE provides customers with several advantages, including: a single point of contact for managing and integrating a comprehensive solution; rapid implementation; a choice of best-in-class technology; flexible, customized solutions; reduced capital expenditures and usage based pricing. As of June 30, 2000, e-PROFILE was processing in excess of 570,000 accounts at its bank operations and data center for three clients.

The Company derives its revenues from product fees, which include software license and product enhancement fees, service fees that include client implementation, processing and consulting fees, and software maintenance fees. For Sanchez' traditional software license contracts, product fees are paid in stages upon the completion, by the Company, of certain defined deliverables. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method or where applicable on a cash basis. Service fees are generally recognized and billed monthly on a time and material basis. Maintenance fees are normally billed annually in advance and recognized into revenue ratably over the period covered. The Company's e-commerce projects generate implementation related service revenues for both Sanchez and e-PROFILE which are largely deferred during the implementation phase along with the related costs until the client begins processing its accounts on e-PROFILE's outsourced platform. Once a client "goes live", the deferred revenue and costs are amortized over the expected life of the processing contract. In addition, these projects will generate on-going processing fee related services revenue for e-PROFILE. In lieu of up-front, one-time license fees, e-commerce contracts will generate license and maintenance revenue for Sanchez on a per account/per month basis over the life of the processing contract after the client "goes live" with the solution. Under this model, as a client institution's e-commerce account base grows, Sanchez increases its revenue stream.

Revenues for the quarter ended June 30, 2000 increased 17.1% to $16.3 million, compared to $13.9 million recorded for the same period in 1999. Net loss for the quarter totaled ($2.0) million or ($.08) per share, compared to net income of $1.8 million or $.07 per share for the same period last year. The early adoption of the SEC's SAB No. 101 resulted in the Company deferring $7.3 million in revenue and $2.2 million in pre-tax profit in the second quarter of 2000. As of August 14, 2000, the Company is engaged in 10 e-commerce projects worldwide.

The e-PROFILE business segment generated revenues of $4.6 million and a pre-tax loss of $4.7 million in the quarter ended June 30, 2000. On August 7, 2000, e-PROFILE filed a registration statement with the Securities and Exchange Commission ("SEC") for an initial public offering of its common stock. Sanchez also announced it has established a Sanchez Subscription Program (SSP), which permits Sanchez shareholders to participate in a portion of the initial public offering of e-PROFILE. A record date, which determines who will be eligible to receive an offer to purchase shares of e-PROFILE, will be set by the Sanchez board of directors at any time before the registration statement is declared effective by the SEC. A news release announcing the record date will be issued by Sanchez not less than 10 days prior to the record date. The number of shares to be sold in the offering and the number of shares to be offered to Sanchez shareholders has not been determined.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data:

--------------------------------------------------------------------------------------------------------------------
                                                           QUARTER ENDED                      SIX MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
--------------------------------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                                  2000              1999             2000               1999
                                               ---------------------------------------------------------------------
Revenues
  Products                                      $     3,629       $     4,948          $    6,545        $    8,235
   Services                                           9,576             6,952              17,114            11,254
   Software maintenance and other                     3,089             2,011               5,941             4,078
                                               ---------------------------------------------------------------------
   Total revenues                               $    16,294       $    13,911          $   29,600        $   23,567
                                               ---------------------------------------------------------------------
Percentage Relationship to Total Revenues
Revenues
   Products                                            22.3%             35.6%               22.1%             34.9%
   Services                                            58.8              50.0                57.8              47.8
   Software maintenance and other                      18.9              14.4                20.1              17.3
                                               ---------------------------------------------------------------------
     Total revenues                                   100.0             100.0               100.0             100.0

Operating expenses
  Product development                                  37.6              28.2                40.9              31.4
  Product support                                       6.8               8.1                 7.3               8.3
  Services                                             35.3              22.0                37.6              22.1
  Sales and marketing                                  20.1              14.9                22.3              16.6
  General, administrative and other                    20.9               8.4                22.4               8.7
                                               ---------------------------------------------------------------------
     Total operating expenses                         120.7              81.6               130.5              87.1

   Earnings (loss) from operations                    (20.7)             18.4               (30.5)             12.9
   Interest income, net                                 2.7               1.7                 2.9               2.3
                                               ---------------------------------------------------------------------
   Earnings (loss) before income taxes                (18.0)             20.1               (27.6)             15.2
   Income tax provision (benefit)                      (5.8)              7.2                (8.8)              5.5
                                               ---------------------------------------------------------------------
   Net earnings (loss) before cumulative
       effect of change in accounting principle       (12.2)             12.9               (18.8)              9.7%
                                               ---------------------------------------------------------------------
   Cumulative effect of change in
       accounting principle                             ---               ---                (0.6)              ---
                                               ---------------------------------------------------------------------
   Net earnings (loss)                                (12.2%)            12.9%              (19.4%)             9.7%
--------------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES. Revenues increased $2.4 million, or 17.1%, in the second quarter of 2000 as compared to the second quarter of 1999. Service revenues increased $2.6 million or 37.7%. Most of the service growth is attributable to the increased levels of Sanchez and e-PROFILE implementation activity associated with e-banking projects and processing revenue from e-PROFILE. Product revenue decreased by $1.3 million or 26.7% from the second quarter of 1999 to the second quarter of 2000 reflecting the Company's switch in its pricing model to usage-based pricing versus one-time license fees to lower the initial investment for potential customers. Sales efforts have been more focused on this pricing model versus the Company's traditional one-time license fee model. This focus, and the resulting lower closure of one-time license fee contract revenue, also contributed to the decline in product revenues. Software maintenance and other revenue increased by $1.1 million, or 53.6%, in the second quarter of 2000, due primarily to an increase in the Company's supported client base.

PRODUCT DEVELOPMENT. Product development expenses increased $2.2 million, or 56.5%, in the second quarter of 2000, due to costs associated with increased staffing, e-PROFILE consulting fees related to product strategy development, expanded facilities and other overhead costs. Staffing increased 23% for this area of the Company primarily due to the Company's continued development commitment to invest in leveraging its existing technologies.

PRODUCT SUPPORT. Product support expenses decreased by $16,000, or 1.4%, in the quarter ended June 30, 2000, primarily due to lower consulting fees as well as the Company's ability to leverage it's existing workforce to support the expanded client base.

SERVICES. Service expenses increased by $2.7 million, or 87.3%, during the second quarter of 2000. The increase was primarily due to the additional resources needed to support the increased services delivered by Sanchez and e-PROFILE. The gross margin relative to associated revenues was 40.1% for the second quarter of 2000, compared to 55.9% in the same period last year. This decrease is due largely to the lower margins associated with processing revenues.

SALES AND MARKETING. Sales and marketing expenses increased by $1.2 million, or 58.2%, in the 2000 period due to the costs associated with increased staffing, and consulting fees at e-PROFILE related to sales strategies and marketing plans.

GENERAL, ADMINISTRATIVE AND OTHER. These expenses increased by $2.2 million, or 190.0%, in 2000 due to increased e-PROFILE staffing and building the management team as well as incurring consulting fees related to developing e-PROFILE's pricing and business models and higher incentive pay.


INCOME TAX PROVISION. Taxes in the second quarter of 2000 were 32.0% of income before income taxes, as compared to 36.0% in the same quarter last year. The decrease is primarily due to the tax benefit derived from the foreign sales corporation.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUES. Revenues increased $6.0 million, or 25.6%, in the first six months of 2000 over the same period in 1999. Service revenues increased $5.9 million or 52.1%. Most of the service growth is attributable to the increased levels of Sanchez and e-PROFILE implementation activity associated with e-banking projects and processing revenue from e-PROFILE. Product revenue decreased by $1.7 million or 20.5% from the first six months of 1999 to the first six months of 2000 reflecting the Company's transition from a license fee model to a usage-based pricing model. Sales efforts have been more focused on this pricing model versus the Company's traditional one-time license fee model. This focus, and the resulting lower closure of one-time license fee contract revenue, also contributed to the decline in product revenues. Software maintenance and other revenue increased by $1.9 million, or 45.7%, in the first six months of 2000, due primarily to an increase in the Company's supported client base.

PRODUCT DEVELOPMENT. Product development expenses increased $4.7 million, or 63.5%, in the first six months of 2000, due to costs associated with increased staffing, e-PROFILE consulting fees related to product strategy development, expanded facilities and other overhead costs. Staffing increased 27% for this area of the Company primarily due to the Company's focus on extending its technology into areas that are targeted to become new revenue sources.

PRODUCT SUPPORT. Product support expenses increased by $224,000, or 11.5%, for the six months ended June 30, 2000, primarily due to the increased staffing in this area. This increase was partially offset by lower consulting fees.

SERVICES. Service expenses increased by $5.9 million, or 114.0%, during the six months ended June 30, 2000 as compared to the same period in 1999. The increase was primarily due to the additional resources needed to support the increased services delivered by Sanchez and e-PROFILE. The gross margin relative to associated revenues was 34.9% for the first six months of 2000, compared to 53.8% in the same period last year. This decrease was primarily due to lower margins associated with processing revenues.

SALES AND MARKETING. Sales and marketing expenses increased by $2.7 million, or 68.0%, in the 2000 period due to the costs associated with increased staffing, and e-PROFILE consulting fees related to sales strategies and marketing plans.

GENERAL, ADMINISTRATIVE AND OTHER. These expenses increased by $4.6 million, or 222.0%, in 2000 due to increased e-PROFILE staffing and building the management team as well as incurring consulting fees related to developing e-PROFILE's pricing and business models and higher incentive pay.

INCOME TAX PROVISION. Taxes in the first six months of 2000 were 32.0% of income before income taxes, as compared to 36.0% in the first six months of 1999. The decrease is primarily due to the tax benefit derived from the foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $28.0 million at June 30, 2000. Cash used by operating activities for the six months ended June 30, 2000 was $1.9 million as compared to $4.0 million of cash used by operating activities during the same period in 1999. This use of cash was primarily the result of funding operations and higher accounts receivable. Accounts receivable increased by $8.3 million in the first half of 2000 primarily as a result of increased services related billings. The above use of the cash was partially offset by the deferred profit associated with SAB No. 101, an increase in accounts payable and accrued expenses and stock based compensation. The Company continues to expect a certain amount of variability in the payment timing for major contract milestones, which will impact cash flow from operations during any given period.

During the first six months of 2000, the Company used $2.3 million for investing activities primarily related to the purchase of fixed assets due to increased staffing and equipment primarily at the e-PROFILE processing center.

Financing activities contributed $6.8 million of cash during the six months ended June 30, 2000 principally from the exercise of options contributing $5.2 million and a $3.0 million investment in e-PROFILE from a venture capital fund. These sources of cash were partially offset by the purchase of treasury stock totaling $1.4 million.

The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future. Should the Company's business expand more rapidly than expected, the Company believes that additional bank credit, if necessary, would be available to fund such operating and capital requirements.

The Company believes that its business is generally not seasonal; however, the Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue, earnings and cash flow patterns. This variability is typically driven by significant events, which directly impact the recognition and billing of project-related revenues. Examples of such events include the timing of new business contract closings and the initiation of product and service fee revenue recognition, one-time payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users) and completion of implementation project roll outs and the related revenue recognition. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter. As noted earlier, however, the Company believes that over the course of time the ongoing monthly revenue stream associated with the e-PROFILE services model will result in more predictable quarter-to-quarter revenues.

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

A registration statement relating to the common stock of e-PROFILE has been filed with the Securities and Exchange Commission, but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration of qualification under the securities laws of any such state. The offering will be made only by means of a prospectus, subject to the effectiveness of the registration statement.

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

                        SANCHEZ COMPUTER ASSOCIATES, INC.

PART II - OTHER INFORMATION

Item 4:  Submission of matters to a vote of security holders

        On May 24, 2000, the Annual Meeting of Shareholders of the Company was held at which the following matter was submitted to and the requisite number of shares of Common Stock of the Company were voted on by the stockholders, with the results set forth below:

a) The following persons were elected to the Board of Directors to serve as directors until the next annual meeting of shareholders in 2001, and until their respective successors are duly elected and qualified. Each person received the number of votes set forth next to their names below:

                       PROPOSAL I - ELECTION OF DIRECTORS

                                               For               Withheld
                                         ---------------       ------------
           Michael A. Sanchez            22,844,745                 54,588
           Frank R. Sanchez              22,844,745                 54,588
           Joseph F. Waterman            22,843,965                 55,368
           Warren V. Musser              22,841,295                 58,038
           Lawrence Chimerine            22,843,855                 55,478
           Alex W. Hart                  22,842,065                 57,268
           Kailash C. Khanna             21,924,948                974,385
           John D. Loewenberg            22,843,465                 55,868
           Thomas C. Lynch               22,844,265                 55,068
           James R. Stojak               22,466,925                432,408
           Gary C. Wendt                 22,839,425                 59,908


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

                             SANCHEZ COMPUTER ASSOCIATES, INC.

                             /s/ Thomas F. McElwee
                             -------------------------
                             Thomas F. McElwee
                             Senior Vice President and Chief Financial Officer

Date: August 14, 2000