Form 10-Q
period 2000-09-30
SANCHEZ COMPUTER ASSOCIATES INC
filed 2000-11-14
CIK 1022926

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   SEPTEMBER 30, 2000               .
                                 ---------------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _______________________


                         Commission file number 0-21705


                        SANCHEZ COMPUTER ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          PENNSYLVANIA                                  23-2161560
          ------------                                  ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


40 VALLEY STREAM PARKWAY, MALVERN, PA                             19355
-------------------------------------                             -----
(Address of Principal Executive Offices)                       (Zip Code)



Registrant's Telephone Number, Including Area Code:      (610) 296-8877
                                                   ------------------------


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

As of October 31, 2000, there were 24,989,251 outstanding shares of the issuer's Common Stock, no par value.

                       SANCHEZ COMPUTER ASSSOCIATES, INC.

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                          PART I: FINANCIAL INFORMATION





ITEM 1:     FINANCIAL STATEMENTS
                                                                        PAGE NO.
                                                                        --------

CONSOLIDATED BALANCE SHEETS
   September 30, 2000 (Unaudited) and December 31, 1999                     3

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
   Three and Nine Months Ended September 30, 2000 and 1999                  4

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
   Nine Months Ended September 30, 2000 and 1999                            5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                      6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      9

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        13


                            PART II: OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                  14

SIGNATURES                                                                 15

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                      ASSETS                                         SEPTEMBER  30,   DECEMBER 31,
                                                                         2000            1999
                                                                     --------------   ----------

                                                                       (UNAUDITED)
Current assets
   Cash and cash equivalents                                             $ 31,097      $ 25,404
   Receivables, less allowance of $739 and $288
   respectively                                                            24,306        12,564
   Contracts in process                                                     2,829         3,227
   Deferred income taxes                                                      731           686
   Recoverable income taxes                                                 4,885         2,948
   Prepaid and other current assets                                         1,789         1,187
   Deferred service expense                                                 5,807            --
                                                                         --------      --------
               Total current assets                                        71,444        46,016

Property and equipment
   Equipment                                                               10,043         7,351
   Furniture and fixtures                                                   1,942         1,784
   Leasehold improvements                                                   2,233         2,020
                                                                         --------      --------
                                                                           14,218        11,155
Accumulated depreciation and amortization                                  (7,315)       (5,115)
                                                                         --------      --------
   Net property and equipment                                               6,903         6,040

Deferred service expense                                                    4,460            --
Other non-current assets                                                    3,800         4,339
                                                                         --------      --------

               Total assets                                              $ 86,607      $ 56,395
                                                                         ========      ========

                      LIABILITIES
Current liabilities
   Current debt obligations                                              $     --      $     83
   Accounts payable, trade                                                  3,966         2,360
   Accrued expenses                                                         9,850         4,417
   Deferred service revenue                                                 8,779            --
   Deferred license and maintenance revenues                                5,558         3,615
                                                                         --------      --------
               Total current liabilities                                   28,153        10,475

Deferred income taxes                                                          66           482
Deferred service revenue                                                    6,742            --
                                                                         --------      --------
               Total liabilities                                           34,961        10,957

                      SHAREHOLDERS' EQUITY
Common stock, no par value
   Authorized - 150,000,000 shares
   Issued and outstanding 25,003,917 and
   24,357,351 respectively                                                    251           244
Additional paid-in capital                                                 41,856        28,392
Retained earnings                                                          10,089        16,894
Treasury stock                                                               (550)           --
Notes due on common stock purchases                                            --           (92)
                                                                         --------      --------
               Total shareholders' equity                                  51,646        45,438
                                                                         --------      --------
               Total liabilities and shareholders' equity                $ 86,607      $ 56,395
                                                                         ========      ========

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                             -------------------------------------------------
                                                2000         1999         2000         1999
                                             -----------   --------     --------     ---------
Revenues
   Products                                  $  5,096      $  5,832     $ 11,641      $ 14,068
   Services                                     9,682         8,587       26,796        19,841
   Software maintenance and other               3,889         3,058        9,950         7,135
                                             --------      --------     --------      --------
     Total revenues                            18,667        17,477       48,387        41,044

Operating expenses
   Product development                          5,664         4,154       17,767        11,558
   Product support                              1,055           959        3,226         2,748
   Services                                     6,821         4,943       17,957        10,304
   Sales and marketing                          2,731         2,099        9,323         6,023
   General, administrative and other            4,449         2,166       11,201         4,226
                                             --------      --------     --------      --------
      Total operating expenses                 20,720        14,321       59,474        34,859
                                             --------      --------     --------      --------

Earnings (loss) from operations                (2,053)        3,156      (11,087)        6,185

Interest income, net                              473           327        1,333           871
                                             --------      --------     --------      --------
Earnings (loss) before income taxes            (1,580)        3,483       (9,754)        7,056

Income tax provision (benefit)                   (506)          901       (3,122)        2,187
                                             --------      --------     --------      --------
Net earnings (loss) before cumulative
effect of change in accounting principle       (1,074)        2,582       (6,632)        4,869

Cumulative effect of change in
accounting principle                               --            --         (173)           --
                                             --------      --------     --------      --------
Net income (loss)                            $ (1,074)     $  2,582     $ (6,805)     $  4,869
                                             ========      ========     ========      ========

Basic earnings (loss) per average common
share before cumulative effect of change
in accounting principle                      $  (0.04)     $   0.11     $  (0.27)     $   0.20

Diluted earnings (loss) per average
common share before cumulative effect of
change in accounting principle               $  (0.04)     $   0.10     $  (0.27)     $   0.19


Basic earnings (loss) per average common
share                                        $  (0.04)     $   0.11     $  (0.27)     $   0.20

Diluted earnings (loss) per average
common share                                 $  (0.04)     $   0.10     $  (0.27)     $   0.19

Weighted-average common shares
outstanding                                    25,006        24,155       24,845        23,787

Weighted-average common and dilutive
shares outstanding                             25,006        26,397       24,845        25,987

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                       2000            1999
                                                     --------      --------
Cash flows from operating activities
   Net earnings (loss)                               $ (6,805)     $  4,869
   Adjustments to reconcile net
     earnings to cash used by operating
     activities, net of effect from
     acquisition
        Depreciation and amortization                   2,842         1,870
        Stock based compensation                        2,600           336
 Cash provided (used) by changes in
     operating assets and liabilities
        Accounts receivable                           (11,742)      (11,102)
        Contracts in process                              398         2,650
        Recoverable income taxes                       (1,937)           --
        Prepaid and other current assets                 (602)         (239)
        Deferred service revenue                       15,521            --
        Deferred service expense                      (10,267)           --
        Accounts payable and accrued
         expenses                                       7,021          (206)
        Deferred income taxes                            (461)           --
        Deferred license and maintenance
         revenues                                       1,943         1,054
                                                     --------      --------
Net cash used by operating activities                  (1,489)         (768)

Cash used in investing activities
        Investments                                        --          (136)
        Cost of acquisition, net of cash acquired          --          (499)
        Capitalized computer software costs                --          (645)
        Proceeds from sale of fixed assets                 51            --
        Capital expenditures                           (3,203)       (3,778)
                                                     --------      --------
Net cash used in investing activities                  (3,152)       (5,058)

Cash flows from financing activities
    Repayment of notes due on common stock purchases       92           148
    Purchase of common stock for treasury              (1,631)         (592)
    Issuance of common stock for stock options          5,983         2,247
    Principal payments under current debt                 (83)         (196)
    Proceeds from equity investments                    5,973            --
                                                     --------      --------
Net cash provided by financing activiies               10,334         1,607
                                                     --------      --------

Net increase (decrease) in cash and
 cash equivalents                                       5,693        (4,219)
Cash and cash equivalents at beginning
 of period                                             25,404        27,177
                                                     --------      --------
Cash and cash equivalents at end of
 period                                              $ 31,097      $ 22,958
                                                     ========      ========

Supplemental cash flow information
   Interest paid                                     $     --      $     13
   Income taxes paid                                 $     --      $  2,849

                        SANCHEZ COMPUTER ASSOCIATES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(A.) BASIS OF PRESENTATION

      The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") include the accounts of all of the Company's wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed except as described in note E. The consolidated results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results for the full year.

(B.) CLIENT REVENUE DATA

      Revenue derived from customers in various geographic regions is as follows (in thousands):


                                -----------------------------------------
                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                    SEPTEMBER 30,        SEPTEMBER 30,
                                -----------------------------------------
                                   2000      1999     2000        1999
                                ------------------   --------------------
      U.S. and Caribbean          10,354    8,081    27,040       18,925
      Western Europe               2,721    5,287    11,436       11,093
      Central Europe               2,595    3,240     5,541        6,928
      Canada                         788      732     2,023        3,475
      Other                        2,209      137     2,347          623
                               ------------------------------------------
                                $ 18,667  $17,477   $48,387      $41,044
      -------------------------------------------------------------------

 (C.) SEGMENTS

      The Company classifies its operations in two segments: Sanchez's software business and the e-PROFILE services business. The Company evaluates the performance of its segments and allocates resources to them accordingly.

      The table below summarizes the business segments:

                                           -----------------------
                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                           -----------------------
                                              2000        1999
                                           -----------------------
               Revenues
                  Sanchez                    32,840      36,070
                  e-PROFILE                  15,547       4,974
                                           ------------------------
                  Total                      48,387      41,044
                                           ========================

               Earnings (loss) from
                operations
                  Sanchez                     2,329       6,741
                  e-PROFILE                 (13,416)       (556)
                                           ------------------------
                  Total                     (11,087)      6,185
                                           ========================

               Total Assets
                  Sanchez                    53,154      45,351
                  e-PROFILE                  33,453       7,107
                                            -----------------------
                  Total                      86,607      52,458
                                            =======================

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

                                              ---------------------------------------------
                                                  THREE MONTHS            NINE MONTHS
                                                      ENDED                  ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                              ---------------------------------------------
                                                 2000        1999       2000       1999
                                              ---------------------------------------------
      Weighted-average shares outstanding       25,006      24,155     24,845     23,787
      Dilutive effect of
         Warrants                                               66                    35
         Options                                             2,176                 2,165
                                              ---------------------------------------------
      Total common and diluted shares           25,006      26,397     24,845     25,987
                                              ---------------------------------------------

      At September 30, 2000, potentially dilutive common stock equivalents include warrants to purchase 66,000 shares of common stock and options to purchase 2,765,484 shares of common stock. All potentially dilutive common stock equivalents were excluded from the calculation of net loss per share for the three and nine months ended September 30, 2000 as their effect is anti-dilutive as a result of the net loss incurred for the periods.

(E.) RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC in applying generally accepted accounting principles to certain transactions. SAB No. 101 is required to be adopted by no later than the fourth quarter of the year ending December 31, 2000; however, the Company adopted SAB No. 101 in June 2000. The Company's previous revenue recognition policy was in accordance with generally accepted accounting principles. In accordance with SAB No. 101, the Company changed its revenue recognition policy to recognize revenue from implementation services for e-PROFILE clients ratably over the expected term of the processing contract versus recognizing such revenue when the services were performed, due to a continuing involvement with e-PROFILE clients. In limited circumstances, the Company has performed implementation services for e-PROFILE clients that purchased software licenses from Sanchez. Implementation fees related to these services were recognized when the services were provided since these clients had the ability to use the software internally for minimal cost or effort. Implementation fees for e-PROFILE clients that do not ultimately execute processing agreements are recognized in the period during which the project is terminated. Direct costs related to implementation services for e-PROFILE clients are deferred and recognized ratably over the expected life of the processing agreement or expensed as incurred, consistent with the related revenue recognition.

      The impact of SAB No. 101 on 1999 results was recorded as a cumulative effect of a change in accounting principle during the nine months ended September 30, 2000, resulting in a reduction to net income of $173,000 which represents the net effect of deferring related implementation revenue and costs that were previously recognized in the fourth quarter of 1999. During the nine months ended September 30, 2000, the Company recognized revenue and net income of $1.6 million and $167,000 respectively, which was previously recognized in 1999 and is part of the cumulative effect of the change in accounting principle. In accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," the Company's results of operations for the three and nine months ended September 30, 2000 are in accordance with SAB No. 101. SAB No. 101 would have no effect on the Company's results of operations for the three and nine months ended September 30, 1999 since there were no e-PROFILE projects in process during that time that would be impacted by SAB No. 101. The early adoption of SAB No. 101 resulted in the Company deferring $4.8 million of revenues and $2.4 million of earnings before income taxes from implementation services performed during the quarter ended September 30, 2000. These amounts will be recognized over the expected term of the processing contract.

(F.) CONTINGENCIES

      In September 2000, X.com provided notice for the termination of its processing relationship with e-PROFILE in connection with its exit from the e-banking marketplace. The parties are currently negotiating the terms of a settlement of the processing contract, including a dispute over certain processing fees incurred. During the three months ended September 30, 2000, the Company recorded a $500,000 reserve related to this matter through an adjustment to revenue. However, the Company believes that the customer's claims for any credit are without merit and, if a reasonable compromise is not reached, it intends to vigorously pursue collection of all remaining amounts due from this customer.

      In October 2000, 1stWebbankdirect terminated its processing agreement with e-PROFILE in connection with the consolidation of its e-banking platforms. The parties are currently negotiating the terms of a settlement of the processing agreement, as well as client claims under the agreement with respect to disputed implementation fees. The Company intends to vigorously pursue collection of all outstanding receivables from this customer ($770,000 at September 30, 2000), as well as certain fees due for minimum processing obligations. The Company has not recognized any implementation revenue or direct costs related to this contract through September 30, 2000, in accordance with SAB No. 101. As of this date, the Company is unable to estimate the amount of any potential gain or loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW


        Sanchez Computer Associates, Inc. ("Sanchez" or "the Company") designs, develops, markets, implements and supports comprehensive banking software called PROFILE(R) for financial services organizations worldwide. Sanchez's PROFILE suite of products is comprised of PROFILE/ANYWARE, a highly flexible, multi-currency, multi-language, customer-centric, enterprise banking application and transaction processor for deposit and loan processing; PROFILE/XPRESS, a transactional customer management system and financial product distribution application that provides real time integration connecting all of an institution's delivery channels to its internal and external product processing factories; PROFILE/XPRESS AE, an optional manager of real-time authorizations batch-based, off-line processes; PROFILE/WEBCONSUMER, a Web-based, Internet front-end processor for retail and commercial banking applications; PROFILE FOR WINDOWS a native Windows(R) client application for customer service and teller functions; PROFILE/APPLICATION TOOLS, a set of six packaged tools to assist with developing client-side code for various applications intended to interface with PROFILE; and PROFILE/FMS (Financial Management System), a multi-company, multi-currency, cost center-based accounting system.

        In order to expand its core competency as a product-oriented development company for financial services and to take advantage of opportunities in the financial services marketplace resulting from rapid technological changes and adoption of the Internet, the Company acquired ArTech Financial Technology Services, LLC, a banking technology service center located outside of Pittsburgh, Pennsylvania in the first quarter of 1999. In conjunction with the purchase, the Company announced the formation of a new subsidiary e-PROFILE, Inc. ("e-PROFILE"), to provide integrated end-to-end operations and technology solutions that enable top tier financial services companies to offer Internet based financial services to their customers. e-PROFILE provides customers with several advantages, including: a single point of contact for managing and integrating a comprehensive solution; rapid implementation; a choice of best-in-class technology; flexible, customized solutions; reduced capital expenditures and usage based pricing. As of September 30, 2000, e-PROFILE was processing in excess of 600,000 accounts at its bank operations and data center for six clients.

        The Company derives its revenues from product fees, which include software license and product enhancement fees, service fees that include client implementation, processing and consulting fees, and software maintenance fees. For Sanchez' traditional software license contracts, product fees are paid in stages upon the completion, by the Company, of certain defined deliverables. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method or where applicable on a cash basis. Service fees are generally recognized and billed monthly on a time and material basis. Maintenance fees are normally billed annually in advance and recognized into revenue ratably over the period covered. The Company's e-commerce projects generate implementation related service revenues for both Sanchez and e-PROFILE which are largely deferred during the implementation phase along with the related costs until the client begins processing its accounts on e-PROFILE's outsourced platform.
        Once a client "goes live", the deferred revenue and costs are amortized over the expected life of the processing contract. In addition, these projects generate on-going processing fee related services revenue for e-PROFILE. In lieu of up-front, one-time license fees, e-commerce contracts generate license and maintenance revenue for Sanchez on a per account/per month basis over the life of the processing contract after the client "goes live" with the solution. Under this model, as a client institution's e-commerce account base grows, Sanchez increases its revenue stream.

        Revenues for the quarter ended September 30, 2000 increased 6.8% to $18.7 million, compared to $17.5 million recorded for the same period in 1999. Net loss for the quarter totaled ($1.1) million or ($0.04) per share, compared to net income of $2.6 million or $0.10 per share for the same period last year. The early adoption of the SEC's SAB No. 101 resulted in the Company deferring $4.8 million in revenue and $2.4 million in pre-tax profit in the third quarter of 2000.

        The e-PROFILE business segment generated revenues of $7.4 million and a pre-tax loss of $3.6 million in the quarter ended September 30, 2000. On August 7, 2000, e-PROFILE filed a registration statement with the Securities and Exchange Commission ("SEC") for an initial public offering ("IPO") of its common stock. On September 21, 2000, the Company announced that it had placed a hold on its IPO of e-PROFILE common stock.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data:

                                        ----------------------------------------------------------
                                              QUARTER ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,            SEPTEMBER 30,
                                        ----------------------------------------------------------
DOLLARS IN THOUSANDS                         2000            1999            2000          1999
                                        ---------------------------    ---------------------------
Revenues
  Products                               $    5,096          5,832          11,641         14,068
  Services                                    9,682          8,587          26,796         19,841
  Software maintenance and other              3,889          3,058           9,950          7,135
                                         ----------        -------       ---------        -------
   Total revenues                        $   18,667        $17,447       $  48,387        $41,044
                                         ==========        =======       =========        =======
Percentage Relationship to Total
Revenues
Revenues

  Products                                     27.3%          33.4%           24.0%          34.3%
  Services                                     51.9           49.1            55.4           48.3
  Software maintenance and other               20.8           17.5            20.6           17.4
                                         ----------         ------       ---------         ------
   Total revenues                             100.0          100.0           100.0          100.0

Operating expenses
  Product development                          30.3           23.8            36.7           28.1
  Product support                               5.7            5.5             6.7            6.7
  Services                                     36.5           28.2            37.1           25.1
  Sales and marketing                          14.6           12.0            19.3           14.7
  General, administrative and other            23.8           12.4            23.1           10.3
                                         ----------         ------       ---------         ------
   Total operating expenses                   110.9           81.9           122.9           84.9

  Earnings (loss) from operations             (10.9)          18.1           (22.9)          15.1
  Interest income, net                          2.5            1.9             2.8            2.1
                                         ----------         ------       ---------         ------
  Earnings (loss) before income taxes          (8.4)          20.0           (20.1)          17.2
    Income tax provision (benefit)             (2.7)           5.2            (6.5)           5.3
                                         ----------         ------       ---------         ------
  Net earnings (loss) before
     cumulative effect of change in
     accounting principle                      (5.7)          14.8           (13.6)          11.9
                                         ----------         ------       ---------         ------
   Cumulative effect of change in
     accounting principle                        --             --            (0.4)            --
                                         ----------         ------       ---------         ------
 Net earnings (loss)                           (5.7%)         14.8%          (14.0%)         11.9%
                                         ----------         ------       ---------         ------

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Revenues increased $1.2 million, or 6.8%, in the third quarter of 2000 as compared to the third quarter of 1999. Service revenues increased $1.1 million or 12.8%. Most of the service growth is attributable to the increased levels of Sanchez and e-PROFILE implementation activity associated with e-banking projects and processing revenue from e-PROFILE. Product revenue decreased by $736,000 or 12.6% from the third quarter of 1999 to the third quarter of 2000 reflecting the Company's switch in its pricing model to usage-based, annuity pricing versus one-time license fees to lower the initial investment for potential customers. Sales efforts have been more focused on this pricing model versus the Company's traditional one-time license fee model. This focus, and the resulting lower closure of one-time license fee contract revenue, also contributed to the decline in product revenues. Software maintenance and other revenue increased by $831,000 or 27.2%, in the third quarter of 2000, due primarily to an increase in the Company's supported client base and higher sales of third-party products by e-PROFILE.

PRODUCT DEVELOPMENT. Product development expenses increased $1.5 million, or 36.4%, in the third quarter of 2000, due to costs associated with increased staffing, e-PROFILE third-party fees related to product strategy development, expanded facilities and other overhead costs. Staffing increased 20.0% for this area of the Company primarily due to the Company's continued development commitment to invest in leveraging its existing technologies.

PRODUCT SUPPORT. Product support expenses increased by $96,000, or 10.0%, in the quarter ended September 30, 2000, primarily due to costs required to support the larger converted client base.

SERVICES. Service expenses increased by $1.9 million, or 38.0%, during the third quarter of 2000. The increase was primarily due to the additional resources needed to support the increased service delivered by Sanchez and e-PROFILE. The gross margin relative to associated revenues was 29.6% for the third quarter of 2000, compared to 42.4% in the same period last year. This decrease was due largely to the deferral of high margin services work related to e-commerce implementations and the accretion of low margin revenues along with lower processing revenues from one client that has decided to exit the e-banking marketplace.

SALES AND MARKETING. Sales and marketing expenses increased by $632,000, or 30.1%, in the 2000 period due to the consulting fees related to developing sales strategies and marketing plans and higher commissions due to third-parties.

GENERAL, ADMINISTRATIVE AND OTHER. These expenses increased by $2.3 million, or 105.4%, in 2000 due to increased e-PROFILE staffing and building the management team, the write off of e-PROFILE's previously capitalized IPO costs, higher costs associated with the sale of third-party products by e-PROFILE and higher bad debt reserves.

INCOME TAX PROVISION. Taxes in the third quarter of 2000 were 32.0% of income before income taxes, as compared to 25.9% in the same quarter last year. The increase is the result of a tax benefit in 1999 from the recalculation of the impact of the Company's foreign sales corporation on it's tax rate for prior years as well as for the first six months of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Revenues increased $7.3 million, or 17.9%, in the first nine months of 2000 over the same period in 1999. Service revenues increased $7.0 million or 35.1%. Most of the service growth is attributable to the increased levels of Sanchez and e-PROFILE implementation activity associated with e-banking projects and processing revenue from e-PROFILE. Product revenue decreased by $2.4 million or 17.3% from the first nine months of 1999 compared to the first nine months of 2000 reflecting the Company's transition from a license fee model to a usage-based, annuity pricing model. Sales efforts have been more focused on this pricing model versus the Company's traditional one-time license fee model. This focus, and the resulting lower closure of one-time license fee contract revenue, also contributed to the decline in product revenues. Software maintenance and other revenue increased by $2.8 million, or 39.5%, in the first nine months of 2000, due primarily to an increase in the Company's supported client base and higher sales of third-party products.

PRODUCT DEVELOPMENT. Product development expenses increased $6.2 million, or 53.7%, in the first nine months of 2000, due to costs associated with increased staffing, e-PROFILE consulting fees related to product strategy development, expanded facilities and other overhead costs. Staffing increased 22.0% for this area of the Company primarily due to the Company's focus on extending its technology into areas that are targeted to become new revenue sources.

PRODUCT SUPPORT. Product support expenses increased by $478,000, or 17.4%, for the nine months ended September 30, 2000, primarily due to the costs required to support the larger converted client base.

SERVICES. Service expenses increased by $7.7 million, or 74.3%, during the nine months ended September 30, 2000 as compared to the same period in 1999. The increase was primarily due to the additional resources needed to support the increased services delivered by Sanchez and e-PROFILE. The gross margin relative to associated revenues was 32.9% for the first nine months of 2000, compared to 48.1% in the same period last year. This decrease was primarily due to lower margins associated with processing revenues, the deferral of higher margin services work related to e-commerce implementations and the accretion of low margin revenues.

SALES AND MARKETING. Sales and marketing expenses increased by $3.3 million, or 54.8%, in the 2000 period due to the costs associated with increased staffing and e-PROFILE consulting fees related to developing sales strategies and marketing plans.

GENERAL, ADMINISTRATIVE AND OTHER. These expenses increased by $7.0 million, or 165.0%, in 2000 due to increased e-PROFILE staffing and building the management team as well as incurring consulting fees related to developing e-PROFILE's pricing and business models, higher incentive pay, increased it's bad debt reserve and the write off of e-PROFILE's previously capitalized IPO costs.

INCOME TAX PROVISION. Taxes in the first nine months of 2000 were 32.0% of income before income taxes, as compared to 30.9% in the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $31.1 million at September 30, 2000. Cash used by operating activities for the nine months ended September 30, 2000 was $1.5 million as compared to $768,000 during the same period in 1999. This use of cash was primarily the result of funding operations and higher accounts receivable. Accounts receivable increased by $11.7 million in the first nine months of 2000 primarily as a result of increased services related billings. The above use of cash was offset by the deferred profit associated with SAB No. 101, an increase in accounts payable and accrued expenses and stock based compensation. The Company continues to expect a certain amount of variability in the payment timing for major contract milestones, which will impact cash flow from operations during any given period.

During the first nine months of 2000, the Company used $3.2 million for investing activities primarily related to the purchase of fixed assets due to increased staffing and additional equipment and facilities.

Financing activities contributed $10.3 million of cash during the nine months ended September 30, 2000 principally from the exercise of options contributing $6.0 million as well as $6.0 million of investment in e-PROFILE from two external sources, partially offset by the purchase of treasury stock totaling $1.6 million.

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

A registration statement relating to the common stock of e-PROFILE has been filed with the Securities and Exchange Commission, but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration of qualification under the securities laws of any such state. The offering will be made only by means of a prospectus, subject to the effectiveness of the registration statement. On September 21, 2000, the Company announced that it had placed a hold on its IPO of e-PROFILE common stock.



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

Date: November 14, 2000