Form 10-K
period 2000-12-31
SANCHEZ COMPUTER ASSOCIATES INC
filed 2001-04-02
CIK 1022926

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

   For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the
                        Securities Exchange Act of 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____

Commission file number  000-21705

                        SANCHEZ COMPUTER ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         PENNSYLVANIA                                       23-2161560
------------------------------------                --------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

 40 VALLEY STREAM PARKWAY, MALVERN, PA                       19355
----------------------------------------            --------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:     (610) 296-8877
                                                    --------------------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                               -------------------

                           Common Stock, no par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of Common Stock held by non-affiliates (based on the closing price on NASDAQ) on March 16, 2001 was approximately $118 million.

The number of shares of registrant's Common Stock outstanding as of March 16, 2001 was 25,287,896 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Proxy Statement relating to the annual meeting of shareholders of registrant to be held on May 24, 2001 are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K. Registrant expects to file the Proxy Statement within 120 days after the end of the year covered by this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Form 10-K.

                        SANCHEZ COMPUTER ASSOCIATES, INC.

                               INDEX TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

      ITEM                                                                            PAGE
       NO.                                                                             NO.
     -------                                                                          ----
                                            Part I
        1.   Business............................................................       3
        2.   Properties..........................................................      13
        3.   Legal Proceedings...................................................      13
        4.   Submission of Matters to a Vote of Security Holders.................      13
        4 A. Executive Officers of the Registrant................................      13

                                            Part II

        5.   Market for Registrant's Common Equity and Related Stockholder
             Matters.............................................................      15
        6.   Selected Financial Data.............................................      16
        7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations...............................................      16
        7 A. Quantitative and Qualitative Disclosures About Market Risk..........      22
        8.   Financial Statements and Supplementary Data.........................      23
        9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure................................................      41

                                           Part III

       10.   Directors and Executive Officers of the Registrant..................      41
       11.   Executive Compensation..............................................      41
       12.   Security Ownership of Certain Beneficial Owners and Management......      41
       13.   Certain Relationships and Related Transactions......................      41

                                            Part IV

       14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....      42

                                     PART I

ITEM 1. BUSINESS.

Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") is a global developer and integrator of financial service software systems for top-tier financial institutions. The Company maintains its corporate headquarters in Malvern, Pa. The Company runs its international operations from an office in Chester in the United Kingdom. The Company also operates offices in Warsaw, Poland; Madrid, Spain; and Singapore. Sanchez designs, develops, markets, implements and supports the PROFILE(R) ("PROFILE") suite of integrated retail banking and brokerage software solutions for the world's top-tier financial institutions. Products within the suite are integrated and provide institutions with comprehensive solutions for retail banking, brokerage and financial services integration.

In 1999, the Company began operating e-PROFILE(TM) Inc., a majority-owned subsidiary of Sanchez. Sanchez offers e-PROFILE as a vertical services provider ("VSP") to the financial services industry. e-PROFILE is a VSP that provides an outsourced, integrated, end-to-end operations and technology solution that enables top-tier financial services companies to offer on-line financial services to their customers. This solution integrates products and services from the industry's "best-in-class" vendors, including products from Sanchez' PROFILE suite, and manages them under a single, outsourced operating umbrella. e-PROFILE maintains offices in Malvern and an operations center in Seven Fields, Pa., a suburb of Pittsburgh, Pa. The Company believes the e-PROFILE offering is the first vendor-developed answer that provides the ongoing technology, the operations and the pricing structures required to support an outsourced supply chain venue for on-line financial services.

While e-PROFILE provides its own value to the market as a VSP, it also provides Sanchez with a distribution channel for the suite of PROFILE products, related technologies and services. The integrated suite of software products has an open, scalable, and real-time architecture that is channel independent. The suite includes: PROFILE/ANYWARE, a highly flexible, multi-currency, multi-language, customer-centric, enterprise banking and brokerage application and transaction processor; PROFILE/XPRESS, a transactional customer management system and financial product distribution application that provides real time integration connecting all of an institution's delivery channels to its internal and external product processing factories; PROFILE/XPRESS AE, an optional manager of real-time authorizations for batch-based, off-line processes; PROFILE/WEBCONSUMER, a Web-based, Internet front-end processor for retail and commercial banking applications; PROFILE FOR WINDOWS, a native Windows(R) client application for customer service and teller functions; PROFILE/APPLICATION TOOLS, a set of six packaged tools to assist with developing client-side code for various applications intended to interface with PROFILE; and PROFILE/FMS (Financial Management System), a multi-company, multi-currency, cost center-based accounting system. Sanchez also markets and licenses GT.M, a high-performance database engine optimized for transaction processing, a development platform and a compiler for the ANSI standard M language.

PROFILE solutions have multi-currency and multi-language capabilities, and they accommodate the retail and commercial requirements of financial service operations with global transaction requirements. PROFILE's banking solution is currently used in nine languages. It is a multi-currency system that denominates products and accounts in their base currency. It supports and balances multiple cash currencies and provides exchange and revaluation functions. The system contains the product components that support the combined requirements of North American and international financial institutions. The system also supports both the U.S. style payment system (ACH and checks) and the European style electronic payment system (payment/collection/standing orders, GIRO and SWIFT). The Company believes that market requirements will ultimately converge and that the qualities of North American retail products and European payment systems will integrate. Real time transaction processing and continuous operations are absolute requirements for Internet banks. There are some small processing systems that claim real-time capabilities; however, they cannot scale to accommodate large transaction volumes. There are also large systems that can process high transaction volumes, but they are not real time and they process in batch mode. Neither of these is acceptable for Internet banking. The Company believes PROFILE is the fastest, scalable, real-time, on-line, large-volume transaction banking system available to financial institutions supplied by a vendor. In addition to the real-time requirement, multi-channel banking demands "true" 24 x 7 x 365 continuous operation. Sanchez targets its PROFILE and e-PROFILE solutions to top-tier institutions worldwide. Top-tier institutions include banks and non-banks with brand identity, institutions that can leverage a large customer base. The non-banks include brokerages, insurance companies, credit card companies, Internet portals, large retailers and Internet savvy, well-funded entrepreneurial startups.

The Company has established and maintains strategic alliance/partnering agreements with Compaq Computer Corporation ("Compaq", previously Digital Equipment Corporation) since 1987, PricewaterhouseCoopers ("PwC") since 1996, International Business Machine Corporation ("IBM") since 1996, ComputerLand SA of Poland ("ComputerLand") since 1997, Sanchez/Capital Services since 1998 and Deloitte Consulting in 2000. The Company continues to establish strategic relationships with partners whom it believes will together deliver a comprehensive banking solution. To this end, the Company is continuing to leverage its third-party relationships to engage in joint marketing and project implementation activities. In addition, the Company anticipates forming additional strategic alliances with other complementary service and application provider organizations.

In September 1998, the Company significantly expanded its relationship with IBM by entering into a global partnership agreement. In 2000, the Company strengthened its relationship with IBM by entering into a new strategic agreement that positions Sanchez as one of 40 strategic alliance partners in IBM's PartnerWorld for Developers Program worldwide. Under terms of the agreement, the two companies will jointly market and sell banking and financial services solutions on a worldwide basis. Specifically, Sanchez will lead with IBM's Unix-based, pSeries servers and IBM middleware products by integrating the PROFILE suite of applications with IBM Application Framework for e-business technologies, including: DB2 Universal Database, WebSphere application server, MQSeries messaging software and Tivoli systems management software. Financial institutions are expected to benefit from IBM and Sanchez solutions that offer integrated core banking products through an open and scaleable architecture -- enabling improved time to market, real-time transaction processing and enhanced delivery of products and service over multiple delivery channels including branches, ATMs, Internet, and wireless application protocols (WAP). Under the new agreement, IBM will promote the core banking components of Sanchez' PROFILE enterprise banking solution as part of IBM's leading e-business solutions on the IBM pSeries servers. Additionally, IBM will provide consulting, customization and integration services for joint IBM and Sanchez solutions. The Company believes that the efforts and capabilities of IBM's marketing, sales and global service organizations will enhance the demand for PROFILE solutions and products.

Since 1997, PwC and the Company have engaged in various global joint marketing, training and implementation activities. As of December 31, 2000, more than 75 PwC consultants were trained to implement PROFILE banking solutions. The Company has partnering relationships with various other domestic and international regional service organizations. In 1998, the Company formed a joint venture with Capital Services, Inc., a financial services and distribution company based in Bombay, India. The joint-venture company is named Sanchez/Capital Services and has distribution rights to PROFILE solutions in India and portions of the Middle East. Sanchez believes its alliance program facilitates its market expansion in its target markets. In addition, Sanchez plans to expand the Company's product distribution by contracting with its partners to market and implement PROFILE solutions in traditional legacy replacement opportunities around the globe.

For institutions selecting to operate a PROFILE solution in-house, Sanchez uses license-based pricing. For institutions licensing PROFILE products as part of the Company's e-PROFILE offering, Sanchez ties the software license to the consumer and commercial growth of financial service firms engaged in Internet or direct banking. As an institution's direct or Internet bank account base grows, Sanchez increases its revenue stream. In lieu of up-front, one-time license fees, generally, e-PROFILE contracts generate ongoing processing fees, which include product license and maintenance charges for Sanchez' software on a per account/per month basis over the life of the contract after the client "goes live" with the solution. Service revenues generated from e-PROFILE implementation projects are subject to the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101 accounting rule. SAB No. 101 affects the timing of revenue and cost recognition for implementation services performed on projects associated with e-PROFILE. Under SAB No. 101, both revenue and cost associated with implementing an e-PROFILE solution are deferred until a client begins processing its accounts on e-PROFILE's outsourced platform. Once a client goes live, the deferred revenue and costs are amortized over the expected life of the processing arrangement. At year-end 2000, the company's SAB No. 101 deferred revenue balance was $19.2 million with a deferred pre-tax earnings balance of $6.2 million. As the e-PROFILE client base matures, the ongoing monthly revenue stream associated with the e-PROFILE outsourcing alternative is expected to result in more predictable quarter-to-quarter revenues.

Late in 1999 and through most of 2000, most of the Company's sales were made through e-commerce projects associated with e-PROFILE clients. During the same period, Sanchez directed significant efforts toward establishing its e-PROFILE offering in the marketplace. As a result, Sanchez shifted its strategic business focus to building e-PROFILE's infrastructure and selling e-PROFILE's annuity revenue opportunity in the financial industry's e-commerce space. The investment effort temporarily lowered the company's revenue and earnings expectations. Going forward, the mix of e-PROFILE annuity contracts and PROFILE product licenses is expected to be more balanced now that e-PROFILE has established a base of clients.

Clients currently processing direct and Internet bank accounts on e-PROFILE's platform include WingspanBank.com, Juniper Bank, Morgan Stanley Dean Witter, Lehman Brothers Bank, DeepGreen Bank and ING DIRECT USA. e-PROFILE's next wave of Internet and direct bank clients, contains four, branded financial institutions, which are prepared to cross-sell their new banking products to their large, existing customer bases. As of March 1, 2000, all four clients were in their implementation phase. Those four clients include American Express Membership Banking, GMAC Bank and two unannounced large insurance companies. As a result, the Company expects e-PROFILE to contribute significantly to Sanchez' revenue expectations during 2001.

THE BANKING MARKET

In the United States, the Company believes the reform of the Glass-Steagall Act and the passage of the Gram-Leach-Bliley Act, which occurred in late 1999, are catalysts for change in the financial services industry. As a result, the Company believes competition will intensify in the coming years as the differences between banks, brokerages, insurance companies and other financial services providers continue to blur, particularly for retail consumers of financial products and services. The Company believes the competitive challenges presented by the emergence of electronic commerce and the consumer demand for greater product and service flexibility are altering traditional retail banking practices in North America. The Company also believes Europe and Asia are predisposed to alternate financial services delivery channels including WAP, Internet and other forms of direct banking. The Company believes this process will accelerate as the speed and commercial use of alternate delivery channels increase with the development and deployment of higher bandwidth communication (the ability to transmit more information in a shorter time). Furthermore, expanded Internet access through a myriad of affordable devices (such as personal computers, Internet access terminals, televisions and personal digital assistants) will also contribute to greater use of the Internet. Another market factor impacting the banking market is the ongoing aggregation of financial service offerings. There is a blending of industries as insurance firms, brokerage houses, real estate firms, large retailers and other non-banks see direct banking as the means by which they can more fully service, retain and expand their existing customer bases.

During the last four years, next-generation technologies associated with direct banking and Internet-based financial services exposed the weaknesses in legacy processing environments. Legacy environments generally are not capable of integrating products and services across the back-end; they do not link all delivery channels on the front end; and they have little or no customer consolidation in the middle.

Due to the unique product tailoring capability and delivery channel independence of PROFILE solutions, the Company believes it is positioned to supply the next generation of infrastructure to these organizations. In 2000, the Company strengthened its position by adding two new products to its PROFILE suite - PROFILE/XPRESS and PROFILE/WEBCONSUMER.

In response to market challenges, many institutions are turning toward implementing a "clicks and bricks" approach to offering products and services; i.e, an approach that integrates the Internet with an institution's other delivery channels. Sanchez is widening this interpretation and is offering and a more comprehensive and integrated approach to clicks and bricks with its new products.

PROFILE/XPRESS is an innovative transactional customer management software system. The product integrates the legacy processing environments of financial institutions with new, best-in-class systems solutions while enabling consumers with real-time, transactional access to all products and services across all delivery channels. This approach allows financial institutions to meet the any place and any time transactional demands of an emerging trend in financial services - that of the "transactional customer."

The Company believes many institutions do not have the modern systems infrastructure required to create the innovative products and services to service the transactional customer. Sanchez also believes that the current delivery cost structure of these organizations will impair their ability to competitively price products.

PROFILE/XPRESS is a modern financial services integration engine and transaction enabling software that solves the legacy problem by making it part of the solution. PROFILE/XPRESS also supplies institutions with the migration map and enables their existing infrastructures to service the requirements of the new financial services marketplace. PROFILE/XPRESS is a multi-tiered, enterprise integration and a new economy-enabling framework. The product utilizes a J2Ee-compliant pure Java application server, such as IBM's WebSphere and Bluestone Software's Sapphire/Web. The product uses standard messaging protocols such as XML with message transports such as IBM's MQSeries, TCP/IP and Java message services. Industry-specific messaging protocols such as the ISO8583 financial message standard are supported. PROFILE/Xpress was designed to use standard Java technology. As a result, the product is portable across any hardware and operating system platform that supports a Java virtual machine. In addition, the product supports any JDBC- or ODBC-compliant database, such as Oracle, Microsoft's SQLServer or IBM's DB2 - UDB. The PROFILE/XPRESS server environment provides an added layer of integration facilities beyond message components for Enterprise JavaBeans, CORBA servers, and Microsoft's COM/DCOM methods. PROFILE/XPRESS is sold as a stand-alone product and as part of a PROFILE banking or brokerage solution. The Company expects PROFILE/XPRESS will help leverage additional license sales of other PROFILE products, specifically PROFILE/ANYWARE. The new product's license fee is based on a tiered unit structure and can range from $1.5 million to more than $5 million.

The Company also introduced PROFILE/WEBCONSUMER, a Web-based, front-end, thin-client processor designed to provide the customers of financial institutions an Internet financial services portal for account transactions and aggregation. PROFILE/WEBCONSUMER is unlike traditional Web applications in that the product does not use hard-coded navigation hyperlinks. Instead, the product incorporates a database containing both Web objects and navigation components. Through a proprietary feature called Site Map(TM), page navigation and Web objects are registered in the application's database and are dynamically assembled into pages at the time of customer interaction. This feature of PROFILE/WEBCONSUMER enables institutions to control and manage the appearance and content of their Web pages, allowing them to make seamless page updates and initiate one-to-one marketing campaigns. PROFILE/WEBCONSUMER has an open architecture and was developed as a pure Java application. PROFILE/WEBCONSUMER can function independently of other PROFILE products, but leverages the integration capabilities of PROFILE/XPRESS, which is Sanchez' transactional customer management software. When used with PROFILE/XPRESS, PROFILE/WEBCONSUMER enables consumers with real time, transactional access to all of an institution's products and services, including those processed in legacy environments as well as by third-party processors.

Today, the Company believes its most promising opportunity for growth will come from increasing the distribution of its PROFILE suite of products, technology and services. By expanding the PROFILE product suite, the company is positioned to offer integrated solutions for retail banking and brokerage as well as a solution that supplies transactional integration across a financial institution's enterprise.

The Company also believes its e-PROFILE model has the opportunity to lead a VSP category for forward-thinking institutions wanting to move out of a supply-chain infrastructure for their direct and Internet bank initiatives. Sanchez also believes the e-PROFILE model has several growth horizons and is gearing its operational and technology infrastructure to function across multiple financial services delivery channels, which, the Company believes, will broaden e-PROFILE's value to top-tier, global institutions. Whether institutions launch pure Internet plays, such as WingspanBank.com, or pursue a "clicks and bricks" approach, most of the largest institutions are engaged in an electronic strategy for their products and services.

A summary of the principal benefits of a PROFILE banking solution includes:

FUNCTIONAL BENEFITS

o Enables financial services organizations to dynamically create new products and services and to tailor them for individual customers through electronic manufacturing. Within this "electronic factory," an institution can provide the services of a value-added intermediary and package products and services that support the specific requirements of an individual customer. The Company calls this feature "mass customization for a market of one."
o Delivers a customer-centric approach to financial services. The PROFILE banking solution contains all customer records, loan and deposit account records and transactions in an integrated database. It also supports multiple customer types. Customer demographics, interest yields, profitability and transaction activity are available real-time for inquiry or analysis. This data can be used to provide service-use incentives, bundled product packages and integrated reporting. System users can "drill down" from summary data to individual account activity, to the source document images that support customer transactions. Customers can link to each other to create affinity groups or other meaningful market segments.
o Includes separate Web-enabled applications for the financial services organization's customers as well as their system users. These applications support the security requirements for Web-based financial transactions.

o Allows updates to the integrated on-line database to occur directly, providing real-time reporting, processing and analytic capabilities.
o Supports a variety of national and international wholesale, commercial and retail payment systems, offering multiple payment and clearing options.
o Features integrated customer, deposit, loan and general ledger modules which share a common database and software components, thus eliminating traditional functional boundaries.
o Supports a combined set of North American and international product, service, operational and transactional requirements providing a global solution.
o Contains integrated data management and decision support tools, supporting analytic, regulatory and production analysis and reporting requirements.

OPERATIONAL BENEFITS

o Runs on multiple operating systems and multiple platforms (32 and 64 bit).
o Suitable for small banks to large, international, financial institutions, resulting from scalability from PC-class server hardware through high-end SMP servers.
o Provides continuity of business through the optional use of unique functionality using widely separated, logical dual-site operation with fail over capabilities, including support of rolling software upgrades, which the address the main obstacle to achieving "five nines" application availability: the fact that 5 minutes per year is not sufficient to upgrade applications, especially when database schema changes are involved.
o Functionality such as online "hot" transaction-consistent backup and online database reorganization (defragmentation) to allow maintenance operations to occur while the application is fully operational.
o Enables database archiving, which provides permanent, low-cost, transparent transaction storage and on-line retrieval.
o Supported with common functionality across a wide range of popular server computer hardware and operating systems, and accessible via standard networking protocols (TCP/IP, DECnet) as well as commercial messaging middleware (e.g., MQ Series, RTR).
o Offers a solution to both start-ups and multi-million account institutions due to high degree of scalability.
o Enables database archiving which provides permanent, low-cost, transparent transaction storage and on-line retrieval.
o Runs over multiple protocols (TCP/IP, DecNet) on local area and wide area networks.
o Provides widely separated, dual-site fail-over capabilities for non-stop operations, including support of rolling software upgrades.

TECHNICAL BENEFITS

o Incorporates a messaging architecture, which provides for the easy and rapid integration of existing and new delivery channels.
o Provides standard industry application interfaces (APIs), which support client/server model and cross application integration.
o Fits in two-tier and three-tier client/server architectures, to optimize performance and workload distribution.
o Contains a data dictionary and other meta-data elements, including forms, reports, documents, database triggers, procedures and interface definitions which are managed through a tool set called DATA-QWIK. The tool set enables the Company and its customers to rapidly modify and extend the base application. This feature integrates data from outside applications and databases with the PROFILE customer database.
o PSL, PROFILE Scripting Language, provides a powerful development environment, abstracting the database through a set of object classes, as well as providing other banking classes, supporting both internal development and the ability for customers to tailor their PROFILE solution.
o Makes use of tools, which simplify internal development as well as providing powerful tailoring and customization features to clients.
o Features an entity/relationship data model, which can be projected over relational, key indexed and object database systems, insulating the application from the underlying database management system.
o Contains a messaging architecture, which provides for the rapid integration of existing and new delivery channels.
o Features standard industry application interfaces (APIs), which support client/server model and cross application integration.
o Provides an open architecture, supports channel independence and can scale. PROFILE/Anyware is a client-server based application that supports a variety of industry standard application interfaces (APIs) and message protocols. The supported APIs currently include DLL, DDE, HTML, SQL, ODBC and JDBC.

         The system can operate as either a database server (two-tier) or application server (three-tier), or both, depending on the client application requirements. PROFILE for Windows utilizes both models to operate efficiently and reliably over a wide area network. The standard APIs allow PROFILE/Anyware to function as a server for best-in-class client and desktop applications.
o Operates on IBM's AIX platform, Hewlett-Packard's HP-UX platform and Compaq's UNIX/RISC platform, as well as Compaq's Open VMS. The Company believes that these platforms provide the best price/performance ratios available for commercial applications and are more scalable than current Intel-based platforms. PROFILE banking solutions have been installed and operated in institutions ranging in size from startup banks with no initial customers to universal regional banks with hundreds of branches and over two million accounts. It has also been installed in service bureaus operating centrally for many institutions. The Company believes that the ability to process very large databases and the ability to operate on a 24-hour, seven-days-per-week basis in real-time mode is a requirement for the direct banking market.
o Supports on-line, real time continuous availability. The PROFILE banking solution accepts on-line and batch transactions from a variety of transaction sources and processes them in real-time, ensuring the most up-to-the minute database state. Inquiries from any client device can access the system on line and retrieve the current status of the database. The system accepts financial transactions, as well as account origination and maintenance, 24-hours a day. The Company believes that this real-time capability will become a requirement for direct banking applications.

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

SANCHEZ SERVICES

Sanchez' annuity-based utility pricing model will represent a growing portion of the Company's future revenues; however, the Company also derives significant revenues from services. The Company's primary service offerings include the following:

PROJECT SERVICES

Sanchez provides project services for clients implementing a PROFILE solution in-house and for clients implementing an e-PROFILE outsourced solution. Project services include project management, training, system implementation, custom interfaces, data conversion, integrated testing, custom software, localization, and version upgrade services. Project services are delivered by trained, financial service industry professionals. They work primarily at client locations and follow a published methodology employing proven project management and measurement techniques. For institutions implementing PROFILE solutions in-house, project services are provided on a one-time basis, either during the initial implementation or as contracted for by clients after conversion to PROFILE. Implementation service revenues from an in-house implementation vary and can range from $250,000 to more than $5 million for an individual project. Typically, an in-house implementation for a top-tier institution involves moving a large volume of customer data from existing systems onto the PROFILE platform. In these cases, implementation revenues are higher when compared against implementing a de novo solution where little or no data conversion work is required. Project services from an in-house implementation also generate revenues from project management and custom interface work. When an institution replaces its in-house, legacy transaction processing system with a PROFILE solution, data conversion and custom system interface projects typically are delivered in 10 to 18 months. Other project services delivered during the implementation period can include training, conversion, localization and software customization. Implementation services revenues from an e-PROFILE project vary by the size and scope of the implementation, but typically range from $1 million to more than $2.5 million per project. An e-PROFILE project, which typically involves creating an Internet bank from a clean slate and does not involve replacing a legacy system, includes project management and implementation services, some data conversion and dozens of system interfaces and integrated systems testing. An institution can implement an e-PROFILE solution in as few as 90 to 120 days if a basic approach is taken to implementation. The Company has found, however, that top-tier institutions want to differentiate their direct and Internet bank offerings from the start. When additional requirements are placed on a project, the implementation period can extend beyond 120 days.

MAINTENANCE AND SUPPORT SERVICES

The major portion of the worldwide customer service and support is delivered from its Malvern, Pa. headquarters. The services organization is responsible for help desk, research, systems operations and application quality assurance. A response team made up of research, quality assurance and programming personnel is assigned when maintenance issues are identified. This team works together to ensure that the customer issue is understood and dispatched accordingly. All issues are tracked and measured, and daily and weekly reports are generated for management review and action. Each client is assigned an account manager. Account managers are located around the globe and work in conjunction with the services organization in Malvern. The account management people are responsible for issue resolution.

The Company believes that service response considerations play a major role in an institution's selection of banking software products. To respond to this need, the Company continues to enhance its ability to deliver localized customer support and installation capability worldwide, either directly or through third-party partners. The Company provides local support services to clients in Poland through its partnership with ComputerLand and in Asia with a partnership with OpenSys.

For e-PROFILE clients, customer service is primarily supported through an operations center located in Seven Fields, a suburb of Pittsburgh, Pennsylvania. The e-PROFILE operations center is responsible for providing support services to clients from implementation through production. These services include project management and implementation support, technical support for data operations and network issues, programming and testing, PROFILE suite application support and vendor integration services. In addition to those services, the bank operations departments provide call center support, maintenance, and item exception handling. e-PROFILE has client directors assigned to each client in support of issue management.

SALES AND MARKETING

The Company has a worldwide direct sales, sales support and marketing force of approximately 39 people. In 2000, the Company focused its sales and marketing attention primarily on one market segment -- the top-tier institutions. Sanchez' sales force is now expanding its focus and is bringing a multi-solution approach to the market. The Company believes there is a growing need for integrated banking and brokerage among financial institutions, particularly in the United States and Europe. To attack this market, Sanchez expanded its PROFILE suite of integrated applications by introducing two new products, PROFILE/XPRESS and PROFILE/WEBCONSUMER.

PRICING STRATEGY

The Company prices its software products in four primary components: (i) one-time license fees for the software up to a usage limit (for example, number of users or number of customer accounts); (ii) fees for a full range of services which complement its software products, including product enhancement fees and implementation, consulting, conversion, training and software customization services; (iii) for e-PROFILE sales a Sanchez software license is tied to the consumer and commercial growth of financial service firms. As an institution's direct or Internet bank account base and account activity grows, Sanchez increases its revenue stream. The Company's e-PROFILE projects generate implementation service revenues for both Sanchez and e-PROFILE. In addition, these projects generate ongoing processing revenue for e-PROFILE and license revenue for Sanchez. In lieu of up-front, one-time license fees, e-PROFILE contracts, generally, generate license revenue for Sanchez on a per account / per month basis over the life of the contract after the client "goes live" with the solution; (iv) recurring support and software maintenance revenue.

ENGINEERING

The Company believes that it must constantly evolve and enhance both the functional scope and technical foundation of its products to remain competitive. In order to accomplish this, the Company has historically incurred significant expenses related to development activities and may increase this investment in the future. Total development expenses for 2000, 1999, and 1998 were $22.8 million, $15.7 million and $11.7 million respectively. In addition to its internal investment, the Company generally obtains joint funding for projects from clients and vendor partners. This enhancement revenue is reflected in product fees. Normally, customer or partner funding is provided in exchange for a commitment by the Company to provide product enhancements, to support and maintain the software, or to design the software to the client's needs.

Engineering follows a formal software development life cycle process. The Company has developed and acquired products that assist it in defining, planning, tracking, measuring and managing the development process. The Company realizes that large software projects can incur substantial cost, schedule and technical risk. The engineering area provides PROFILE application development, technology and platform development, maintenance programming, documentation and quality assurance. Engineering is responsible for defining plans for new product versions, developing PROFILE application enhancements, defining technology and platform layer enhancements to PROFILE's architecture, evaluating and implementing operating system ports, programming languages, database systems, and development and productivity tools. After engineering successfully implements a new technology component under an existing application component, it is responsible for propagating the technology through the Company.

In late 2000, the Company selected IBM's WebSphere application server framework as the software component to incorporate into PROFILE/XPRESS. This new server technology provides a flexible development, integration and deployment framework that allows applications to operate independently of any delivery system. The Company believes this new technology is particularly relevant to large, top-tier organizations seeking to support an integrated banking environment, including the new requirements related to e-commerce, while concurrently sustaining and transitioning existing legacy systems.

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

EMPLOYEES

As of December 31, 2000, Sanchez and e-PROFILE employed 583 full-time employees at offices in Malvern, Pa., Seven Fields, Pa., Chester, U.K; Warsaw, Poland; and Singapore. Of the 583 Sanchez employees, 174 worked at Sanchez' e-PROFILE subsidiary. Neither Sanchez nor e-PROFILE's employees are represented by any collective bargaining agreements. Neither Sanchez nor e-PROFILE have experienced a work stoppage.

The Company believes that its continued success will depend, to a significant extent, upon the efforts and abilities of its senior management, in particular Sanchez' Chairman, CEO, and its President (and COO). Further, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. Competition for technical personnel is especially intense, and could potentially constrain the Company's growth rate. In addition to full-time employees, the Company has historically utilized the services of various independent contractors, primarily for overseas implementation projects and certain product development efforts, and to supplement the Company's e-PROFILE implementation teams.


COMPETITION

Financial institutions have two fundamental alternatives for obtaining data processing capabilities: (i) in-house applications, either those that are developed internally or those that are purchased from third party vendors and
(ii) outsourcing, either as a part of a total outsourcing solution or where a third party acts as a service bureau. Since 1999, with the addition of the Company's e-PROFILE offering, Sanchez and e-PROFILE now participate in both of these alternatives.

In the core processing software space, the Company's primary competitors included ALLTEL (Systematics software), Fiserv, Accenture, CSC/Hogan, Midas-Kapiti International, Temenos (Globus), Kindle Banking Systems, SAP, EDS, Kirchman Corporation, and to a lesser extent M&I Data Systems (a subsidiary of Marshall & Illsley Corporation), Jack Henry, Prologic, Open Solutions Inc (OSI), London Bridge/Phoenix International. Competing with Sanchez in the direct and Internet segment of the financial services market are many of the same vendors listed above plus S1 Corporation, Corillian and Financial Fusion. In-house bank legacy software systems are also considered competition.

Many of the Company's competitors have longer operating histories and greater competitive resources than Sanchez. These resources may provide them with an advantage in terms of adapting to industry changes and emerging technologies. Further, the client/server software market is characterized by rapid technological change and frequent new product introductions. New technologies and emerging industry standards can render existing products and services obsolete in a very short period of time. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and emerging industry standards, while addressing the increasingly sophisticated needs of its customers.

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

        DDE                        Dynamic Data Exchange. A
                                   Microsoft(R)standard for communicating data between two programs.

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

        Meta data                  The data, which defines the data. For
                                   example, a relational database table
                                   definition is data, but acts to define the lower-level information contained within the table being defined.

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

ITEM 2. PROPERTIES.

The Company's headquarters and principal administrative, sales and marketing, and application development operations are located in approximately 102,000 square feet of leased space in Malvern, Pennsylvania. These leases expire alternately from 2003 to 2007. The Company runs it's international operations from an office in Chester in the United Kingdom. The Company also leases office space in Warsaw, Poland; Amsterdam, The Netherlands; and Singapore. e-PROFILE's operations center is located outside of Pittsburgh, Pennsylvania in approximately 28,000 square feet of leased space, which expires in 2004. The Company anticipates that additional space will be required as the business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS.

In February 2001, e-PROFILE filed for arbitration in response to 1stWebbankdirect's October 2000, termination of its processing agreement in connection with the consolidation of its e-banking platforms. e-PROFILE is seeking payment of all outstanding receivables from this customer ($1.4 million at December 31, 2000), as well as certain fees due for minimum processing obligations. 1stWebbankdirect has counterclaimed and is seeking a refund of the implementation fees they paid for the project. The Company has not recognized implementation revenue or direct costs related to this contract through December 31, 2000, in accordance with SAB No. 101. As of this date, the Company is unable to estimate the amount of any potential gain or loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Company are as follows:

   ----------------------------------------------------------------------------------------
   NAME                               AGE   POSITION
   Michael A. Sanchez..............   43    Chairman of the Board of Directors
   Frank R. Sanchez................   44    Chief Executive Officer and Director
   Joseph F. Waterman..............   49    President and Chief Operating Officer
   Douglas J. Enns.................   51    Managing Director, International Operations
   Michael D. Harris...............   40    Senior Vice President, Engineering
   Todd A. Pittman.................   33    Senior Vice President, Chief Financial Officer
   Daniel W. Sollis................   42    Senior Vice President Global Sales
   John H. Teaford.................   54    Senior Vice President Strategic Alliances

MICHAEL A. SANCHEZ founded the company in 1979, serving as chief executive officer from inception until April 1997, as well as its chairman since inception. Mr. Sanchez also has served as chief executive officer of e-PROFILE since April 1999. In addition to assisting with the strategic direction for Sanchez, he is also responsible for the organizational growth and development of e-PROFILE. Michael Sanchez and Frank Sanchez are brothers.

FRANK R. SANCHEZ has been the chief executive officer since April 1999 and previously was president and chief operating officer of the company since 1994. In his capacity as chief executive officer, Mr. Sanchez is responsible for the overall strategy and performance of the company, as well as the engineering, sales and marketing departments. He was the principal architect of the PROFILE suite of enterprise banking and financial services products and continues to be responsible for providing the overall direction of the product suite and technical strategy. From 1980 until 1994, Mr. Sanchez was executive vice president in charge of technology and product development.

JOSEPH F. WATERMAN has served as president and chief operating officer of Sanchez since April 1999 and is responsible for the day-to-day operation of the company, as well as the client services and administrative departments. Previously, he was senior vice president and chief financial officer from 1992 when he joined the company. Prior to joining Sanchez, Mr. Waterman was employed by Safeguard Scientifics, Inc. for 13 years.

DOUGLAS J. ENNS has been employed by the Company since July 1999, serving as managing director, international operations. Mr. Enns has over 20 years of experience in the banking industry. He chaired the board of governors of the University of Victoria. Prior to working at the Company, Mr. Enns was chief executive officer of Pacific Coast Savings Bank in Victoria from August 1988 to June 1999.

MICHAEL D. HARRIS joined the Company in April 2000 as a vice president responsible for various business development projects for the suite of PROFILE software applications. He became the Company's senior vice president in charge of engineering in November 2000, a position in which he is responsible for delivering and maintaining Sanchez software products including all software development, testing and documentation activities. He manages approximately 200 staff responsible for six banking and brokerage software products. Before arriving at Sanchez, Mr. Harris was a senior vice president for MasterCard International where he was the head of MasterCard's global chip group.

TODD A. PITTMAN became CFO in December 2000. Previously, Mr. Pittman was the CFO for Integrion, where he directed all financial activities, including business planning, accounting, financial management, human resources, pricing, and shareholder relations. Prior to Integrion, Mr. Pittman worked for Coopers and Lybrand Consulting in their consulting practice and at Arthur Andersen in their audit practice.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock has been listed on the National Market System of Nasdaq under the symbol "SCAI" since it began trading on November 14, 1996. The following table sets forth, on a per share basis for the periods shown, the range of high and low sales price of the Company's common stock as reported by Nasdaq.

                                     HIGH               LOW
-----------------------------------------------------------------------
FISCAL YEAR 1999:
   First quarter                  $ 16.375          $  9.531
   Second Quarter                   41.250            10.813
   Third Quarter                    52.750            30.750
   Fourth Quarter                   51.375            20.875
FISCAL YEAR 2000:
   First quarter                    59.563            28.750
   Second Quarter                   35.125            13.750
   Third Quarter                    23.938            14.375
   Fourth Quarter                 $ 20.500          $  8.000

As of March 16, 2001 the Company had outstanding 25,287,896 shares of common stock held by approximately 12,300 shareholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

ITEM 6. SELECTED FINANCIAL DATA

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

-------------------------------------------------------------------------------------------
                                        2000        1999       1998       1997       1996
-------------------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA
STATEMENT OF OPERATIONS DATA (1):
Revenues ..........................   $ 68,407    $ 56,407   $ 44,059   $ 28,891   $ 18,513
Earnings (loss) before income taxes     (8,805)      7,440     10,763      5,327      2,015
Net earnings (loss) ...............     (6,072)      5,171      7,034      3,676      1,407
Basic earnings (loss) per share ...      (0.24)        .22        .31        .17        .08
Diluted earnings (loss) per share .   $  (0.24)   $    .20   $    .29   $    .15   $    .07
Weighted average common shares
   outstanding ....................     24,912      23,911     23,042     22,070     17,146
Weighted average common and diluted
   shares outstanding .............     24,912      26,062     24,544     23,950     18,784

Pro forma Presentation
 of SAB No. 101:
    Net earnings ..................               $  4,998    $ 7,034   $  3,676   $  1,407
    Basic earnings per share ......                    .21        .31        .17        .08
    Diluted earnings per share ....                    .19        .29        .15        .07
BALANCE SHEET DATA:
Cash and cash equivalents .........   $ 39,890    $ 25,404   $ 27,177   $ 12,827   $ 15,531
Working capital ...................     45,268      35,541     27,090     20,585     19,089

Total assets ......................     95,320      56,395     43,285     33,222     28,551
Long-term debt, including current
   portion ........................       --            83        314        524        787
Total shareholders' equity ........     55,352      45,438     31,772     23,233     18,714

BACKLOG:
Products and services .............   $ 28,336    $  6,207   $  6,667   $ 12,402   $  8,093
Maintenance .......................     18,795      25,490     27,253     22,300     11,704
                                      -----------------------------------------------------
Total backlog .....................   $ 47,131    $ 31,697   $ 33,920   $ 34,702   $ 19,797

(1) The financial statements for 1998, and all prior periods have been restated to reflect the pooling with Greystone Technology Corporation on February 5, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sanchez Computer Associates, Inc. ("Sanchez" or "the Company") designs, develops, markets, implements and supports the PROFILE(R) ("PROFILE") suite of integrated retail banking and brokerage software solutions for the world's top-tier financial institutions. Products within the suite are integrated and provide institutions with comprehensive solutions for retail banking, brokerage and financial services integration. All PROFILE products utilize a development and database technology called GT.M(TM).

The Company markets the PROFILE suite of enterprise banking and financial services applications as integrated components to retail banking and brokerage solutions. The integrated suite of software products has an open, scalable, and real-time architecture that is channel independent. The suite includes:
PROFILE/ANYWARE, a highly flexible, multi-currency, multi-language, customer-centric, enterprise banking and brokerage application and transaction processor; PROFILE/XPRESS, a transactional customer management system and financial product distribution application that provides real time integration connecting all of an institution's delivery channels to its internal and external product processing factories; PROFILE/XPRESS AE, an optional manager of real-time authorizations for batch-based, off-line processes; PROFILE/WEBCONSUMER, a Web-based, Internet front-end processor for retail and commercial banking applications; PROFILE FOR WINDOWS, a native Windows(R) client application for customer service and teller functions; PROFILE/APPLICATION TOOLS, a set of six packaged tools to assist with developing client-side code for various applications intended to interface with PROFILE; and PROFILE/FMS (Financial Management System), a multi-company, multi-currency, cost center-based accounting system. Sanchez also markets GT.M, a high-performance database engine optimized for transaction processing, a development platform and a compiler for the ANSI standard M language.

In 1999, Sanchez acquired Artech Financial Technology Services, LLC, a banking technology service center located outside Pittsburgh, Pennsylvania. In conjunction with the purchase, the Company announced the formation of e-PROFILE(TM) Inc. and began offering e-PROFILE as a product solution. e-PROFILE is a vertical services provider ("VSP") for the financial services industry that provides integrated end-to-end operations and technology solutions that enable top-tier financial services companies to offer on-line financial services to their customers. This solution integrates products and services from the industry's "best-in-class" vendors and manages them under one operating umbrella. e-PROFILE maintains offices in Malvern and an operations center in Seven Fields, PA., a suburb of Pittsburgh, PA. The Company believes the e-PROFILE offering is the first vendor-developed answer that provides the ongoing technology, the operations and the pricing structures required to support an outsourced supply chain venue for on-line financial services. While e-PROFILE provides its own value to the market as a VSP, it also provides Sanchez with a distribution channel for the suite of PROFILE products, related technologies and services. As of January 31, 2001, e-PROFILE was processing in excess of 170,000 accounts at its bank operations and data center for six clients.

The Company derives its revenues from product fees, service fees and software maintenance fees. Product fees include software license and product enhancement fees. Service fees include client implementation-related services, processing and consulting fees. For Sanchez' software license contracts, product fees are paid in stages upon the completion, by the Company, of certain defined dates and deliverables. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method, or where applicable, on a cash basis. Service fees are generally recognized and billed monthly on a time and material basis. Maintenance fees are normally billed annually in advance and recognized into revenue ratably over the period covered. The Company's e-commerce projects generate implementation related service revenues for both Sanchez and e-PROFILE, which are largely deferred during the implementation phase along with the related costs until the client begins processing its accounts on e-PROFILE's outsourced platform. Once a client "goes live", the deferred revenue and costs are amortized over the expected life of the processing arrangement. In lieu of up-front, one-time license fees, e-PROFILE contracts generate on-going processing fees, which include license and maintenance charges for Sanchez' software on a per account/per month basis over the life of the processing contract after the client "goes live" with the solution. In addition, these projects generate on-going processing fee related services revenue for e-PROFILE. Under this model, as a client institution's e-commerce account base grows, Sanchez increases its revenue stream.

HIGHLIGHTS FOR 2000

Revenues for the year ended December 31, 2000 increased 21.3% to $68.4 million, compared to $56.4 million recorded for the same period in 1999. Net loss for 2000 totaled $(6.1) million or $(0.24) per diluted share, compared to net earnings of $5.2 million or $.20 per diluted share for 1999. The adoption of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin (" SAB") No. 101 "Revenue Recognition in Financial Statements" effective January 1, 2000, resulted in the Company deferring $19.2 million in revenue and $6.2 million in pre-tax profit during 2000.

The e-PROFILE segment generated revenues of $20.2 million and a pretax loss of $(16.7) million. As previously announced, e-PROFILE's registration statement for a proposed public offering of common stock was withdrawn in December 2000.

During 2000, Sanchez expanded its product offering by adding PROFILE/XPRESS, an innovative transactional customer management software system, which integrates the legacy processing environments of financial institutions with new, "best-in-class" systems solutions while enabling consumers with real-time, transactional access to all products and services across all delivery channels. Sanchez also launched PROFILE/WEBCONSUMER, a Web-based, front-end, thin-client processor designed to provide the customers of financial institutions an Internet financial services portal for account transactions and aggregation.

Lloyds TSB Bank plc, one the 25 largest and most highly rated financial services groups in the world selected the PROFILE/ANYWARE solution for its stand-alone, pan-European Internet bank - evolvebank.com. Sanchez and ING Group N.V., the multinational Dutch financial services company, continued to build on past successes by adding ING DIRECT France and ING DIRECT USA to the global list of ING direct banks using a PROFILE banking solution. Also during the year, Patagon.com Inc., a Miami-based Internet provider of financial services and media components, licensed Sanchez' suite of PROFILE products including PROFILE/XPRESS. Patagon is a financial services Internet site that will allow clients to buy and sell stocks, options and mutual funds. Prowszechny Bank Kredytowy, the fourth largest bank in Poland, implemented a PROFILE banking solution for approximately 1.5 million accounts.

Morgan Stanley Dean Witter, Lehman Brothers Bank, ING DIRECT USA, DeepGreen Bank, and Juniper went live on e-PROFILE's outsourced technology and operations platform. By June 30, 2001, the Company expects American Express Membership Banking, GMAC Bank and 2 large unannounced insurance companies to be processing as well.

Sanchez continued to build on its existing relationship with IBM by forming a global strategic alliance to provide retail online banking and legacy replacement solutions to large and mid-size banks worldwide. The agreement positions Sanchez as one of 40 strategic alliance partners in IBM's PartnerWorld for Developers Program worldwide. As a result of efforts conducted through Sanchez' global product distribution and partnership channels, a PROFILE banking solution was licensed to Vysya Bank, one of India's largest and leading private sector banks. The undertaking was the first and largest technology upgrade launched by a private sector bank in India.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected statement of operations data:

                                                         ------------------------------------
                                                                Year Ended December 31,
DOLLARS IN THOUSANDS                                        2000          1999         1998
                                                         ------------------------------------
Revenues
   Products ..........................................   $  20,313     $  19,131    $  25,854
   Services ..........................................      35,129        27,157       11,571
   Software maintenance fees and other ...............      12,965        10,119        6,634
                                                         ---------     ---------    ---------
     Total revenues ..................................   $  68,407     $  56,407    $  44,059
                                                         =========     =========    =========

Percentage Relationship to Total Revenues
Revenues
   Products ..........................................        29.7%         33.9%        58.7%
   Services ..........................................        51.4          48.2         26.2
   Software maintenance fees and other ...............        18.9          17.9         15.1
                                                         ---------     ---------    ---------
     Total revenues ..................................       100.0         100.0        100.0

Operating expenses
   Product development ...............................        33.3          27.9         26.5
   Product support ...................................         6.5           6.8          8.7
   Services ..........................................        35.9          28.2         15.9
   Sales and marketing ...............................        17.0          14.6         14.5
   General, administrative and other .................        22.8          11.3         12.1
                                                         ---------     ---------    ---------
     Total operating expenses ........................       115.5          88.8         77.7

Earnings (loss) from operations ......................       (15.5)         11.2         22.3
Interest income, net .................................         2.6           2.0          2.2
                                                         ---------     ---------    ---------
Earnings (loss) before income taxes ..................       (12.9)         13.2         24.5
Income tax provision (benefit) .......................        (4.3)          4.0          8.5
                                                         ---------     ---------    ---------
Net earnings (loss) before cumulative effect of change
in accounting principle ..............................        (8.6)          9.2         16.0
Cumulative effect of change in accounting principle ..        (0.3)          0.0          0.0
                                                         ---------     ---------    ---------
Net earnings (loss) ..................................        (8.9)%         9.2%        16.0%
                                                         =========     =========    =========

2000 COMPARED TO 1999

REVENUES. Revenues increased $12.0 million, or 21.3%, in 2000. The primary reason for the increase was service revenues, which increased by $8.0 million, or 29.4%, for the year ended December 31, 2000. The service revenues increase was driven by additional implementation activity associated with e-banking projects and processing revenues from e-PROFILE, which increased by $6.5 million in 2000. For the year ended December 31, 2000, product revenues increased $1.2 million, or 6.2%, compared to the year ended December 31, 1999. The increase in product revenues was the result of new license sales and one-time license expansions by existing customers. Software maintenance and other revenues increased $2.8 million, or 28.1%, for the year ended December 31, 2000, primarily due to an increase in the Company's supported client base and higher sales of third-party products.

PRODUCT DEVELOPMENT. Product development expenses increased $7.1 million, or 44.9%, for 2000, due to costs associated with increased staffing to support the expansion of our new product offerings, e-PROFILE consulting fees related to product strategy development, expanded facilities and other overhead costs. Staffing increased 17% for this area of the Company primarily due to the Company's focus on extending its technology into areas that are targeted to become new revenue sources. The percent relationship to total revenue increased from 27.9% in 1999 to 33.3% in 2000.

PRODUCT SUPPORT. Product support expenses increased by $599,000, or 15.6%, in the year ended December 31, 2000, due to cost required to support the larger converted client base.

SERVICES. Services expenses increased by $8.6 million, or 54.2%, during 2000, in conjunction with a corresponding increase in service revenues. The increase was primarily due to additional staffing and related overhead costs for both Sanchez and e-PROFILE needed to support the increased services delivered, including an additional $4.9 million related to the cost of processing. The gross margin relative to associated revenues for the year ended December 31, 2000 was 30.1%, compared to 41.4% for the year ended December 31, 1999. The decrease was primarily attributable to low margins on processing and the increased use of outside consultants while the Company continues to build internal capabilities.

SALES AND MARKETING. Sales and marketing expenses increased by $3.4 million, or 41.3%, in the 2000 period due to costs associated with increased staffing, third-party commissions and consulting fees related to developing sales strategies and marketing plans.

GENERAL, ADMINISTRATIVE AND OTHER. These expenses increased by $9.2 million, or 145.0%, due to increased e-PROFILE staffing and subsequent one-time charges related to integrating certain portions of e-PROFILE back into Sanchez, the write-off of e-PROFILE initial public offering costs and higher bad debt reserves.

INCOME TAX PROVISION. Taxes in 2000 were 33.0% of income before income taxes, as compared to 30.5% for the year ended December 31, 1999. The 2000 rate is lower than statutory rates as a result of not recording a state tax benefit related to e-PROFILE's loss. The 1999 year was lower than historical rates due to a tax benefit realized from the recalculation of the impact of the Company's foreign sales corporation.


1999 COMPARED TO 1998

REVENUES. Revenues increased $12.3 million, or 28.0%, in 1999. The primary reason for the increase was service revenue, which increased by $15.6 million, or 134.7%, for the year ended December 31, 1999. The service revenues increase was driven by additional implementation activity for Sanchez and e-PROFILE in the U.S. marketplace. Sanchez implementation efforts in Western and Central Europe also contributed to the service revenues increase. For the year ended December 31, 1999, product revenues decreased by $6.7 million, or 26.0%, compared to the year ended December 31, 1998. The decrease in product revenue was principally the result of successful conversions, lower license expansion from a converted client in 1999, the delay of a project in Central Europe, as well as, the Company focus on the e-PROFILE pricing model. The e-PROFILE model offers utility-based pricing versus a one-time license fee to lower the initial investment for e-PROFILE clients. The e-PROFILE model, and the lower closure of one-time license fee contract revenue, also contributed to the decline in product revenues. Software maintenance and other revenue increased by $3.5 million, or 52.5%, for the year ended December 31, 1999, primarily due to an increase in the Company's supported client base.

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

SERVICES. Services expenses increased by $8.9 million, or 127.8%, during 1999, as a result of the increase in service revenues. The increase was primarily due to additional staffing and related overhead costs for both Sanchez and e-PROFILE. The gross margin relative to associated revenues increased for the year ended December 31, 1999 to 41.4%, as compared to 39.6% for the year ended December 31, 1998, and was primarily due to more favorable rates achieved on time and material projects during 1999.

SALES AND MARKETING. Sales and marketing expenses increased by $1.9 million, or 29.4%, in the 1999 period due to costs associated with increased staffing, third-party commissions and international travel related expenses as well as e-PROFILE warrants issued to a client.

GENERAL, ADMINISTRATIVE AND OTHER. These expenses increased by $1.0 million or 18.9%, due to increased staff for e-PROFILE and costs associated with a hardware sale, partially offset by lower incentive pay and the collection of a bad debt previously written off.

INCOME TAX PROVISION. Taxes in 1999 were 30.5% of income before income taxes, as compared to 34.6% for the year ended December 31, 1998. The 1999 decrease is primarily due to a tax benefit from the recalculation of the impact of the Company's foreign sales corporation on its tax rate for prior years as well as the year ended December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $39.9 million at December 31, 2000. Cash flows from operations for 2000 were $10.1 million, $2.3 million in 1999 and $15.9 million in 1998. The increase in net cash provided by operating activities in 2000 was primarily due to a net increase in accounts payable, accrued expenses and the deferred profit associated with SAB No. 101. This increase in cash was partially offset by the results of funding operations, the increase in accounts receivable due to the increase in billable revenues and the increase in deferred taxes due to the timing of the realization of the tax benefit created by the year 2000 net loss. The 74 days sales outstanding (pre-SAB No.101 deferral) as of December 31, 2000 is lower than our historical average. The receivable balance will continue to be significantly impacted by the timing of contract milestones and time and material billings.

Capital asset expenditures for 2000 amounted to $5.7 million as compared to $5.2 million in 1999. The increase in capital expenditures during 2000 is attributable to purchases of equipment related to the growth in employees and facilities.

Financing activities contributed cash of $10.3 million in 2000, compared to $2.9 million in 1999. The primary reason for the increase was $6.0 million of investment in e-PROFILE from two external sources, which can be converted to Sanchez stock, as well as the exercise of stock options which accounted for $3.3 million. These increases were partially offset by the purchase of treasury stock for $2.0 million.

The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future and at a minimum through the next year. Should the Company's business expand more rapidly than expected, the Company believes that additional capital, if necessary, would be available to fund such operating and capital requirements.

The Company believes that its business is generally not seasonal; however, the Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue, earnings and cash flow patterns. This variability is typically driven by significant events, which directly impact the recognition and billing of project-related revenues. Examples of such events include the timing of new business contract closings and the initiation of product and service fee revenue recognition, one-time payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users) and completion of implementation project roll outs and the related revenue recognition. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter. The Company believes that over the course of time the ongoing monthly revenue stream associated with the e-PROFILE outsourcing alternative will contribute toward more predictable quarter-to-quarter revenues.


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements concerning the company's revenues, expenses and earnings, future profitability, which have been derived from its operating budgets and forecasts which are based on detailed assumptions about many important factors. The words "anticipate," "estimate," "expect," "intend," "plan," "project" and variations of these words and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties. Actual outcomes could differ materially from those expressed in any such forward-looking statement due to a variety of factors in addition to those specifically identified above. These factors include, but are not limited to, the demand for products and services in the financial services industry, competition among software and technology companies serving that industry, the timing of new contract closings, potential delays in the implementation of products and services, the success of the Company's e-PROFILE business model, the extent to which the Internet will be used for financial services and products, the development of the top-tier and direct banking markets, market acceptance of the Company's products and services, the Company's ability to protect its intellectual property rights, the potential adverse impact of security breaches, and the Company's ability to continue to improve its products and services.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants.............................................................24

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of December 31, 2000 and 1999....................................25

     Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998......26

     Consolidated Statements of Shareholders' Equity for the Years Ended
       December 31, 2000, 1999 and 1998 .............................................................27

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998......28

     Notes to Consolidated Financial Statements......................................................29

     Schedule II - Valuation and Qualifying Accounts for the Years Ended
       December 31, 2000, 1999 and 1998..............................................................40

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sanchez Computer Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Sanchez Computer Associates, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanchez Computer Associates, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Company changed its method of recognizing revenue.


                                                      Arthur Andersen LLP

Philadelphia, Pennsylvania
   February 8, 2001

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       December 31,
                                                                  --------------------
ASSETS                                                              2000        1999
                                                                  --------    --------
CURRENT ASSETS
   Cash and cash equivalents                                      $ 39,890    $ 25,404
   Accounts receivable less allowances ($1,197-2000; $288-1999)     17,906      12,564
   Contracts in process                                              2,441       3,227
   Income tax refund receivable                                      4,226       2,948
   Deferred income taxes                                             3,521         686
   Prepaid and other current assets                                  1,429       1,187
   Deferred service expense                                          9,187        --
                                                                  --------------------
         Total current assets                                       78,600      46,016

PROPERTY AND EQUIPMENT
   Equipment                                                        11,469       7,351
   Furniture and fixtures                                            2,346       1,784
   Leasehold improvements                                            2,866       2,020
                                                                  --------------------
                                                                    16,681      11,155
Accumulated depreciation and amortization                           (8,451)     (5,115)
                                                                  --------------------
   Net property and equipment                                        8,230       6,040

Deferred service expense                                             3,845        --
Deferred income taxes                                                  758        --
Other non-current assets                                             3,887       4,339
                                                                  --------------------

         Total assets                                             $ 95,320    $ 56,395
                                                                  ====================

LIABILITIES
CURRENT LIABILITIES
   Accounts payable                                               $  2,819    $  2,360
   Accrued expenses                                                 11,933       4,417
   Current debt obligations                                           --            83
   Deferred revenue                                                  6,032       3,615
   Deferred service revenue                                         12,548        --
                                                                  --------------------
         Total current liabilities                                  33,332      10,475

Deferred income taxes                                                 --           482
Deferred service revenue                                             6,636        --
                                                                  --------------------
         Total liabilities                                          39,968      10,957

Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY
Common stock, stated value of $.01 per share, 75,000
   authorized, 25,221 shares issued and 25,211 shares
   outstanding as of December 31, 2000 and 24,357 shares
   issued and outstanding December 31, 1999                            252         244
Additional paid-in capital                                          44,431      28,392
Retained earnings                                                   10,822      16,894
Treasury stock (10 shares)                                            (153)       --
Notes due on common stock purchases                                   --           (92)
                                                                  --------------------
         Total shareholders' equity                                 55,352      45,438
                                                                  --------------------
         Total liabilities and shareholders' equity               $ 95,320    $ 56,395
                                                                  ====================

                 See notes to consolidated financial statements

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                      Year Ended December 31,
                                                                  -------------------------------

                                                                    2000        1999       1998
                                                                  --------    --------   --------
REVENUES
   Products                                                       $ 20,313    $ 19,131   $ 25,854
   Services                                                         35,129      27,157     11,571
   Software maintenance fees and other                              12,965      10,119      6,634
                                                                  -------------------------------

         Total revenues                                             68,407      56,407     44,059

OPERATING EXPENSES
   Product development                                              22,808      15,737     11,677
   Product support                                                   4,427       3,828      3,863
   Services                                                         24,553      15,923      6,989
   Sales and marketing                                              11,665       8,253      6,376
   General, administrative and other                                15,581       6,359      5,347
                                                                  -------------------------------

         Total operating expenses                                   79,034      50,100     34,252
                                                                  -------------------------------

EARNINGS (LOSS) FROM OPERATIONS                                    (10,627)      6,307      9,807

Interest income, net                                                 1,822       1,133        956
                                                                  -------------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                                 (8,805)      7,440     10,763

Income tax provision (benefit)                                      (2,906)      2,269      3,729
                                                                  -------------------------------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                                   (5,899)      5,171      7,034

Cumulative effect of change in accounting principle, net of tax       (173)
                                                                  -------------------------------

NET EARNINGS (LOSS)                                               $ (6,072)   $  5,171   $  7,034
                                                                  ===============================

Basic earnings (loss) per average common share before
cumulative effect of change in accounting principle               $   (.24)   $    .22   $    .31

Diluted earnings (loss) per average common share before
cumulative effect of change in accounting principle                   (.24)        .20        .29

Basic earnings (loss) per average common share                        (.24)        .22        .31

Diluted earnings (loss) per average common share                  $   (.24)   $    .20   $    .29

Weighted-average common shares outstanding                          24,912      23,911     23,042

Weighted-average common and diluted shares outstanding              24,912      26,062     24,544

Pro forma presentation for change in accounting principle:
   Net earnings                                                               $  4,998   $  7,034
   Basic earnings per average common share                                         .21        .31
   Diluted earnings per average common share                                       .19        .29

                 See notes to consolidated financial statements

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                                                        NOTES DUE ON
                                                                                TREASURY       ADDITIONAL                 COMMON
                                                           COMMON STOCK          STOCK          PAID-IN     RETAINED       STOCK
                                                       SHARES        AMOUNT      AMOUNT         CAPITAL     EARNINGS     PURCHASES
                                                       ------        ------     --------       ----------   --------    ------------
BALANCES AT DECEMBER 31, 1997                          22,308       $   223                    $   18,658   $  4,689     $     (337)
Net earnings                                                                                                   7,034
Exercise of stock options & warrants                    1,130                                       1,139
                                                                         11
Employee stock purchase plan                               31                                         258
Stock option loan repayments                                                                                                     97
                                                       -----------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                          23,469            234                        20,055    11,723           (240)
                                                       -----------------------------------------------------------------------------
Net earnings                                                                                                   5,171
Purchase of common stock                                  (60)                  $  (592)
Exercise of stock options                                 858              8      1,149              1,627
Cashless stock option exercise using treasury stock       (20)                     (557)               557
Tax benefit from stock options exercised                                                             4,189
Stock-based compensation expense                                                                       551
Employee stock purchase plan                               38              1                           750
Stock option loan repayments                                                                                                    148
Issuance of stock related to acquisition                   72              1                           663
                                                       -----------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                          24,357            244          0             28,392     16,894           (92)
                                                       -----------------------------------------------------------------------------
Net loss                                                                                                       (6,072)
Purchase of common stock                                 (122)                   (2,023)
Exercise of stock options & warrants                      771              6      1,450              4,388
Tax benefit from stock options exercised                                                             2,823
Stock-based compensation expense                          182              2                         2,784
Employee stock purchase plan                               23                       420                 44
Stock option loan repayments                                                                                                     92
Equity investments                                                                                   6,000
                                                       -----------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                          25,211       $    252    $  (153)       $    44,431   $ 10,822     $       0
                                                       =============================================================================

                 See notes to consolidated financial statements

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Year Ended December 31,
                                                               --------------------------------
                                                                 2000        1999        1998
                                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                        $ (6,072)   $  5,171    $  7,034
    Adjustments to reconcile net earnings to cash provided
    (used) by operating activities
       Depreciation and amortization                              4,157       2,765       1,544
           Stock based compensation                               2,786         551        --
       Deferred income taxes                                     (4,075)        198        (401)
       Deferred service revenue                                  19,184        --          --
       Deferred service expense                                 (13,032)       --          --
       Provision for doubtful accounts receivable                   790        --           100
       Other                                                         (2)         (9)         16
   Cash provided (used) by changes in operating assets and
   liabilities
           Accounts receivable                                   (6,132)     (9,561)      6,255
           Contracts in process                                     786       3,551        (529)
           Income taxes receivable/payable                        1,519        (322)      1,248
           Prepaid and other current assets                        (242)       (262)        157
           Accounts payable and accrued expenses                  7,989         (22)      2,175
           Deferred revenues                                      2,417         262      (1,668)
                                                               --------------------------------
Net cash provided by operating activities                        10,073       2,322      15,931

CASH USED IN INVESTING ACTIVITIES
   Capital expenditures                                          (5,665)     (5,214)     (2,011)
   Investments                                                     (267)       (161)       (512)
   Proceeds from sale of fixed assets                                51        --          --
   Capitalized computer software costs                             --        (1,081)       (353)
   Cost of acquisitions, net of cash acquired                      --          (499)       --
                                                               --------------------------------
Net cash used in investing activities                            (5,881)     (6,955)     (2,876)

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of notes due on common stock purchases                  92         148          97
   Purchase of common stock for treasury                         (2,023)       (592)       --
   Principal payments under long-term notes                         (83)       (231)       (210)
   Proceeds from equity investments                               6,000        --          --
   Issuance of common stock                                       5,844       2,784       1,150
   Proceeds from issuance of shares under the employee stock
     purchase plan                                                  464         751         258
                                                               --------------------------------
Net cash provided by financing activities                        10,294       2,860       1,295

Net increase (decrease) in cash and cash equivalents             14,486      (1,773)     14,350
Cash and cash equivalents at beginning of year                   25,404      27,177      12,827
                                                               --------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 39,890    $ 25,404    $ 27,177
                                                               ================================

Supplemental cash flow information
Interest paid                                                  $      3    $     14    $     37
Income taxes paid                                              $    597    $  3,060    $  2,481

                 See notes to consolidated financial statements

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

(1)   DESCRIPTION OF BUSINESS

      Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") designs, develops, markets, implements and supports the PROFILE(R) ("PROFILE") suite of integrated retail banking and brokerage software solutions for financial services organizations worldwide. The integrated suite of software products has an open, scalable, and real-time architecture that is channel independent. The suite includes: PROFILE/ANYWARE, a highly flexible, multi-currency, multi-language, customer-centric, enterprise banking and brokerage application and transaction processor; PROFILE/XPRESS, a transactional customer management system and financial product distribution application that provides real-time integration connecting all an institution's delivery channels to its internal and external product processing factories; PROFILE/XPRESS AE, an optional manager of real-time authorizations for batch-based, off-line processes; PROFILE/WEBCONSUMER, a Web-based, Internet front-end processor for retail and commercial banking applications; PROFILE for Windows, a native Windows(R) client application for customer service and teller functions; PROFILE/Application Tools, a set of six packaged tools to assist with developing client-side code for various applications intended to interface with PROFILE; and PROFILE/FMS (Financial Management System), a multi-company, multi-currency, cost center-based accounting system. Sanchez markets GT.M, a high-performance database engine optimized for transaction processing, a development platform and a compiler for the ANSI standard M language. Sanchez offers e-PROFILE, a majority-owned subsidiary, as a product solution. e-PROFILE is a vertical services provider ("VSP") for the financial services industry that provides integrated end-to-end operations and technology solutions that enable top-tier financial services companies to offer on-line financial services to their customers. This solution integrates products and services from the industry's "best-in-class" vendors and manages them under one operating umbrella.


(2)   SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States. All significant inter-company accounts and transactions have been eliminated in consolidation.

      USE OF MANAGEMENT ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to continuously make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. The most significant estimates are the percentage-of-completion method for revenue recognition and the estimated lives of processing relationships.

      REVENUE RECOGNITION

      The Company generally recognizes product revenues, which includes software license fees and product enhancement fees, using the percentage-of-completion method over a period of time that commences with the execution of the license agreement and ends with the completion of the enhancements or implementation. If the customer does not request enhancements and implementation, the Company generally recognizes the license fee from these products upon delivery, provided that the other undelivered services are not essential to the functionality of the software. The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, the license amount is fixed and determinable and collectability is probable. The Company's software licensing agreements provide for a warranty period. The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized ratably over the warranty period.

      Service revenues, which include client implementation and consulting fees, are typically recognized when the services are performed or on the percentage-of-completion method, depending on the contract terms. In accordance with

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

(2)    SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements", revenue from implementation services for e-PROFILE clients are recognized ratably over the expected term of the processing contract, ranging from 1 to 3 years. In limited circumstances, the Company has performed implementation services for e-PROFILE clients that purchased software licenses from Sanchez. In these instances, implementation fees are recognized when the services are provided since these clients had the ability to use the software internally for minimal cost or effort. Implementation fees for e-PROFILE clients that do not ultimately execute processing agreements are recognized in the period during which the project is terminated. Direct costs related to implementation services for e-PROFILE clients are deferred and recognized ratably over the expected life of the processing arrangement or expensed as incurred, consistent with the related revenue recognition. Revenue from software maintenance contracts is recognized ratably over the term of the maintenance contract.

      Contracts in process in the accompanying consolidated balance sheets represent revenues recognized in excess of amounts collected or invoiced; deferred revenues represent license and maintenance amounts collected from or invoiced to customers in excess of revenue recognized and deferred service revenues represents amounts deferred in accordance with SAB No. 101.

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

      INVESTMENTS

      The Company has certain investments in technology service firms which are accounted for on the cost method as the Company does not have significant influence over its investees. Investments were $1.9 million and $1.7 million as of December 31, 2000 and 1999, respectively, and are included in other non-current assets.

      PROPERTY AND EQUIPMENT

      Property and equipment is carried at cost, except for assets under capital leases, which are recorded at the present value of future lease payments. Expenditures for major renewals, improvements and betterments are capitalized and minor repairs and maintenance are charged to expense as incurred. When assets are sold, the related cost and accumulated depreciation are removed from the accounts and any gain or loss from such disposition is included in operations.

      IMPAIRMENT OF LONG-LIVED ASSETS

      The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management believes that there were no long-lived assets that were impaired as of December 31, 2000 and 1999. Accordingly, there were no adjustments to carrying values of fixed and intangible assets as of December 31, 2000 and 1999.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization are provided over the estimated useful lives of the related assets using the straight-line method. Equipment and furniture and fixtures typically have useful lives of three and five years, respectively. The useful life of leasehold improvements is the lesser of the lease term or 5 years.

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

      There were no capitalized software costs during 2000. Total costs capitalized in 1999 and 1998 were $1,081 and $353, respectively. Accumulated amortization was $1,951 and $1,359 as of December 31, 2000 and 1999, respectively. Amortization of capitalized software costs amounted to $592, $551 and $413 in 2000, 1999 and 1998, respectively. All capitalized software costs are written down to net realizable value when the carrying amount is in excess thereof. No write-downs were required for 2000, 1999 or 1998.

      INCOME TAXES

      The Company accounts for income taxes following the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires deferred tax assets or liabilities to be recognized for the estimated future tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities based on the enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. Additionally, the benefits of utilizing net operating loss carryforwards and credit carryforwards are recognized to the extent management of the Company believes that it is more likely than not that the benefits will be realized in future periods.

      EARNINGS PER SHARE

      The Company follows SFAS No. 128, "Earnings per Share", which requires presentation of two amounts, basic and diluted earnings (loss) per share.

      Basic earnings (loss) per share has been calculated as net earnings (loss) divided by weighted average common shares outstanding, while diluted earnings (loss) per share has been computed as net earnings (loss) divided by weighted average common and diluted shares outstanding which includes the dilutive effect of stock options and warrants. The following table provides a reconciliation of weighted average common shares outstanding to weighted average common and diluted shares outstanding (in thousands):

                                                      Year Ended December 31,
      --------------------------------------------------------------------------
                                                    2000       1999       1998
      --------------------------------------------------------------------------
      Weighted-average shares outstanding          24,912     23,911     23,042

      Dilutive effect of
         Warrants                                      --         41        208
         Options                                       --      2,110      1,294
                                               ---------------------------------
      Total common and diluted shares              24,912     26,062     24,544
                                               ---------------------------------

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

(2)   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      At December 31, 2000, potentially dilutive common stock equivalents include warrants to purchase 66,000 shares of common stock and options to purchase 2,625,654 shares of common stock. All potentially dilutive common stock equivalents were excluded from the calculation of net loss per share for the year ended December 31, 2000, as their effect is anti-dilutive as a result of the net loss incurred for the period. Additionally, for the year ended December 31, 2000, the Company excluded e-PROFILE common stock, which is convertible into shares of Sanchez common stock, due to the net loss for the period. For the years ended December 31, 1999 and 1998, there were no anti-dilutive common stock equivalents.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In 1999, the Financial Accounting Standards Board issued SFAS No. 137, which deferred the effective date for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to fiscal years beginning after June 15, 2000. At January 1, 2001 the impact of SFAS No. 133 was not material.

      In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 was required to be adopted by no later than the fourth quarter of the year ending December 31, 2000; however, the Company adopted SAB No. 101 in June 2000, effective January 1, 2000. The Company's previous revenue recognition policy was in accordance with generally accepted accounting principles. In accordance with SAB No.
      101, the Company changed its revenue recognition policy to recognize revenue from implementation services for e-PROFILE clients ratably over the expected term of the processing arrangement versus recognizing such revenue when the services were performed, due to a continuing involvement with e-PROFILE clients. In limited circumstances, the Company has performed implementation services for e-PROFILE clients that purchased software licenses from Sanchez. Implementation fees related to these services were recognized when the services were provided since these clients have the ability to use the software internally for minimal cost or effort.

      The adoption of SAB No. 101 on 1999 results was recorded as a cumulative effect of a change in accounting principle during the year ended December 31, 2000, resulting in an increase to net loss of $173, which represents the net effect of deferring implementation revenue and costs that were previously recognized in the fourth quarter of 1999. During the year ended December 31, 2000, the Company recognized revenue and net earnings of $1.8 million and $173, respectively, which was previously recognized in 1999 and is part of the cumulative effect of the change in accounting principle. The adoption of SAB No. 101 resulted in the Company deferring $19.2 million of revenues and $6.2 million of earnings before income taxes from implementation services performed during the year ended December 31, 2000. These amounts will be recognized over the expected term of the processing contract. Pro forma disclosure for the years ended December 31, 1999 and 1998, present net income and earnings per share as if SAB No. 101 was in effect for all periods presented.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company believes that the fair value of its financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate fair value.

      RECLASSIFICATIONS

      Certain prior period amounts have been reclassified to conform to the current presentation.

(3)   ACQUISITIONS

      Effective February 1, 1999, the Company acquired ArTech Financial Technology Services, LLC ("ArTech") in exchange for cash of $1 million, 71,428 shares of the Company's common stock and a two-year warrant to acquire 100,000 shares of the Company's stock. The acquisition of ArTech was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.3 million and was recorded as goodwill, which is being amortized over 10 years and is included in other non-current assets at December 31, 2000 and 1999. Amortization expense was $127 and $117 for the years ended December 31,

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

(3)   ACQUISITIONS - CONTINUED


      2000 and 1999, respectively. Accumulated amortization was $244 and $117 as of December 31, 2000 and 1999, respectively.

      The following table displays the net non-cash assets and liabilities that were acquired in 1999 in connection with the acquisition of ArTech:

                 Accounts receivable                        $   474
                 Prepaid expenses                                30
                 Property and equipment                         232
                 Goodwill                                     1,270
                 Accounts payable and accrued expenses         (843)
                                                            -------
                                                              1,163
                 Issuance of common stock                      (664)
                                                            -------
                 Net cash paid                              $   499
                                                            =======

(4)   CLIENT REVENUE DATA AND CONCENTRATION OF CREDIT RISK

      The following table summarizes the percentage of revenues from the Company's significant clients (listing those clients that exceed 10% in the applicable year):

                                       Year Ended December 31,
      --------------------------------------------------------------------
      Client                        2000         1999         1998
      --------------------------------------------------------------------
      A                              11%           *            *
      B                               *           12%           *
      C                               *           10%           *
      D                               *            *           28%
      *  Less than 10%

      At December 31, 2000 and 1999, the significant clients listed above accounted for $760 (or 4%) and $3,262 (or 21%) of combined net accounts receivable and contracts in process, respectively. The Company does not require its customers to provide collateral relative to accounts receivable balances.

      Revenue derived from customers in various geographic regions is as follows:

                                                Year Ended December 31,
        ------------------------------------------------------------------------
                                          2000            1999            1998
        ------------------------------------------------------------------------
        U.S. and Caribbean               $35,179         $26,898         $21,560
        Western Europe                    16,482          14,882           8,800
        Central Europe                     9,466           9,643           9,077
        Canada                             4,362           4,186           4,011
        Other                              2,918             798             611
                                         ---------------------------------------
                                         $68,407         $56,407         $44,059
                                         ---------------------------------------

(5)   SEGMENTS

      The Company follows SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". The Company classifies its operations in two segments: Sanchez's software licensing business, including related service and maintenance, and the e-PROFILE outsourcing business. The Company evaluates the performance of its segments and allocates resources to them accordingly.

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

(5)   SEGMENTS - CONTINUED

      The table below summarizes the Company's business segments:

                                                         Year ended December 31,
--------------------------------------------------------------------------------
                                                           2000          1999
--------------------------------------------------------------------------------
     Revenues
         Sanchez                                         $ 53,530      $ 50,622
         e-PROFILE                                         20,190         7,293
         Eliminations                                      (5,313)       (1,508)
                                                         ----------------------
        Total                                              68,407        56,407
                                                         ----------------------

     Earnings (loss) from operations
        Sanchez                                             4,807         9,979
        e-PROFILE                                         (15,434)       (3,672)
                                                         ----------------------
        Total                                            $(10,627)     $  6,307
                                                         ----------------------

                                                              December 31,
--------------------------------------------------------------------------------
                                                           2000          1999
--------------------------------------------------------------------------------
     Total Assets
       Sanchez                                           $ 85,267      $ 57,699
       e-PROFILE                                           35,784         6,586
       Eliminations                                       (25,731)       (7,890)
                                                         ----------------------
       Total                                             $ 95,320      $ 56,395
                                                         ----------------------

(6)   ACCRUED EXPENSES

                                                         Year ended December 31,
--------------------------------------------------------------------------------
                                                           2000          1999
--------------------------------------------------------------------------------
    Accrued compensation and related items               $  4,790      $  1,573
    Accrued subcontractors                                  2,204         1,105
    Other                                                   4,939         1,739
                                                         ----------------------
                                                         $ 11,933      $  4,417
                                                         ----------------------

(7)   SHAREHOLDERS' EQUITY

      In May 1998, the Company's Shareholders approved and amended the articles of incorporation to increase the number of the Company's authorized shares of common stock from 50,000,000 to 75,000,000 shares.

      The Board of Directors is authorized, subject to certain limitations and without Shareholder approval, to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series and to fix the rights and preferences of the shares in each series. No shares of preferred stock have been issued.

      The 1995 Equity Compensation Plan provides for the issuance of a maximum of 5,360,000 shares of common stock upon the exercise of stock options, stock appreciation rights, and/or restricted stock awards. As of December 31, 2000, there are 1,081,046 shares available for future grant.

      In May 1998, the Company's shareholders approved an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, employees of the Company can purchase common stock through payroll deductions. A maximum of 600,000 shares are authorized for issuance under the ESPP. As of December 31, 2000, 91,985 shares have been purchased under the ESPP.

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

(7)   SHAREHOLDERS' EQUITY - CONTINUED

      The Company applies APB 25 and related interpretations in accounting for option grants to employees and directors under its various stock option plans. The company follows the disclosure requirements of SFAS. 123, " Accounting for Stock-Based Compensation." Had compensation cost been recognized consistent with SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been as follows:

                                                                                     Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                              2000            1999                1998
------------------------------------------------------------------------------------------------------------------------
        Net earnings (loss)                           As reported        $    (6,072)     $     5,171           $ 7,034
                                                      Pro forma               (9,625)           2,545             5,470

        Basic earnings (loss) per share               As reported               (.24)             .22               .31
                                                      Pro forma                 (.39)             .11               .24

        Diluted earnings (loss) per share             As reported               (.24)             .20               .29
                                                      Pro forma                 (.39)             .10               .22

      The per share weighted-average fair value of stock options issued by the Company during 2000, 1999 and 1998 was $8.66, $10.70, and $4.88, respectively, on the date of grant using the Black-Scholes option-pricing model. The Company used the following assumptions to determine the fair value of stock options granted: 2000 - expected dividend yield of 0%, risk free interest rate of 4.97% to 6.31%, expected volatility of 50%, and an average expected life of five years; 1999 - expected dividend yield of 0%, risk free interest rate of 5.25% to 6.55%, expected volatility of 50%, and average expected life of five years;
      1998 - expected dividend yield of 0%, risk free interest rate of 4.39% to 5.75%, expected volatility of 50%, and an average expected life of five years.

      A summary of stock option activity is as follows:

                                                                       Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                    2000                         1999                        1998
-------------------------------------------------------------------------------------------------------------------------------
                                                         Weighted                     Weighted                      Weighted
                                                         Average                      Average                       Average
                                                         Exercise                     Exercise                      Exercise
                                            Shares        Price         Shares         Price        Shares           Price
Outstanding at beginning of year           2,876,035       9.75        3,218,830          6.12     2,078,922          2.75
Options granted                              727,200      16.94          577,400         21.18     1,660,042          9.30
Options exercised                           (737,229)      5.84         (858,325)         3.89      (409,966)         1.41
Options cancelled                           (240,352)     17.35          (61,870)         8.99      (110,168)         7.95
                                         --------------------------------------------------------------------------------------
Outstanding at end of year                 2,625,654      12.14        2,876,035          9.75     3,218,830          6.12
                                         --------------------------------------------------------------------------------------

Options exercisable                        1,215,738                   1,014,075                     953,542

Shares available for future grants         1,081,046                   1,567,894                      83,424

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

(7)   SHAREHOLDERS' EQUITY - CONTINUED

      The following summarizes information about the Company's stock options outstanding as of December 31, 2000:

-------------------------------------------------------------------------------------------------------------------------------
                                                   Options Outstanding                             Options Exercisable
-------------------------------------------------------------------------------------------------------------------------------

                                        Number         Weighted Av.       Weighted Av.          Number         Weighted Av.
                                    Outstanding as       Remaining          Exercise        Exercisable at       Exercise
Range of Exercise Prices             of 12/31/00     Contractual Life         Price            12/31/00            Price
-------------------------------------------------------------------------------------------------------------------------------
      $0.835     to      $3.375         297,821            5.27             $  2.261             267,471         $  2.135

      $6.438     to      $8.063         613,614            5.38             $  7.757             422,608         $  7.629

      $9.844     to     $13.313         915,701            4.69             $ 10.571             429,036         $ 10.391

      $15.563    to     $19.094         553,900            6.37             $ 15.635                             $ 15.563
                                                                                                   5,000
      $27.000    to     $42.375         244,618            5.44             $ 33.129              91,623         $ 31.555
                                   --------------------------------------------------------------------------------------------
      $0.835     to     $42.375       2,625,654            5.34             $ 12.141           1,215,738         $  9.231
                                   --------------------------------------------------------------------------------------------

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

      The Company granted options in its e-PROFILE subsidiary to Sanchez and e-PROFILE employees to purchase 262,050 and 946,200 shares of e-PROFILE's common stock during the year 2000 and 1999, respectively. The exercise prices range from $15 to $27.62 (weighted-average of $22.95) in 2000 and $10 to $15 (weighted-average of $12.87) in 1999. The options vest over 2 to 3 years and expire 5 to 8 years after grant date.

      The Company entered into a consulting agreement effective November 8, 1999 under which the Company was required to pay a total of $3.3 million for consulting services, plus expenses. The services related to the development of the e-PROFILE business, including designing a model to scale the business, analyzing and prioritizing target client segments and markets, analyzing the Company's pricing model and designing performance metrics and measurement process, providing management support and vendor assessments and certain marketing and other business development services. The fee was payable in cash plus e-PROFILE common stock. The number of shares to be issued was based on the initial public offering price of the e-PROFILE common stock, however, e-PROFILE's initial public offering was not consummated by November 1, 2000 and, as a result, the consultant exercised its right to require Sanchez to pay for the stock-based portion of the fee in shares of Sanchez common stock. Accordingly, in November 2000, the company issued 181,483 shares of its common stock to the consultant with a fair value of $2,786. Total expenses under this agreement, including the cash portion, were allocated ratably to sales and marketing, product development and general and administrative expense based on the services performed under the agreement and the areas that benefited from the services.

      During the year ended December 31, 1999, the Company recorded expenses totaling $551 for the fair value of warrants issued to customers and service providers to purchase 185,000 of e-PROFILE's common stock at exercise prices ranging from $10 to $15 (weighted-averaged of $14.32). The warrants are exercisable immediately on the grant date and have a term of 3 to 4 years. The fair value of the warrants was determined using the Black-Scholes option pricing model using volatility of 50%, the risk free interest rate on the date of the grant and the contractual term of the warrant.

      In March 2000, the Company sold 108,590 shares of e-PROFILE common stock for $27.62 per share to an accredited investor for cash of $3 million. In July 2000, the Company sold 108,980 shares of e-PROFILE common stock to a customer for cash of $3 million, which represented the fair value of the stock based on cash transactions in the same

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

(7)   SHAREHOLDERS' EQUITY - CONTINUED

      class of stock with unrelated third-party financial investors. The Company also issued a warrant to the customer, which enabled the customer to purchase additional shares of e-PROFILE common stock in the event of an e-PROFILE public offering. There was no accounting for the warrant because there was no measurement date prior to an e-PROFILE public offering. Under the terms of the stock purchase agreement with the investor and the customer, the parties have the right to require the Company to issue shares of common stock equal to the purchase price divided by the average market price of the Company's common stock for 15 days prior to the anniversary of the closing. The investor exercised their conversion rights in the first quarter of 2001 whereby the Company issued 285,827 shares of its common stock in exchange for all of the shares of e-PROFLIE common stock held by the parties. None of the e-PROFILE loss for the year ended December 31, 2000 was allocated to the minority stockholders because of their conversion rights

(8)   INCOME TAXES

      The components of the income tax provision (benefit) are as follows:

                                                     Year Ended December 31,
--------------------------------------------------------------------------------
                                                   2000       1999       1998
--------------------------------------------------------------------------------
Current taxes
     Federal                                      $   580    $ 1,587    $ 3,460
     State                                            152        346        652
     Foreign                                          437        138         18
                                                  -----------------------------
                                                    1,169      2,071      4,130
Deferred taxes                                     (4,075)       198       (401)
                                                  -----------------------------
Total provision                                   $(2,906)   $ 2,269    $ 3,729
                                                  -----------------------------

      A reconciliation of the tax provision (benefit) based on the federal statutory tax rate to the effective tax rate is as follows:

                                                     Year Ended December 31,
--------------------------------------------------------------------------------
                                                    2000       1999       1998
--------------------------------------------------------------------------------
Statutory tax provision (benefit)                 $(2,994)   $ 2,529    $ 3,667
State income taxes, net of federal income tax
   benefit                                            101        228        430
Foreign income taxes                                  437        138         18
Federal income tax credits                           --         (138)       (18)
Foreign sales corporation                            (536)      (510)      (430)
Other, net                                             86         22         62
                                                  -----------------------------
                                                  $(2,906)   $ 2,269    $ 3,729
                                                  -----------------------------

      The tax effects of loss carryforwards, credit carryforwards, and temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                              December 31,
--------------------------------------------------------------------------------
                                                            2000         1999
--------------------------------------------------------------------------------
Deferred tax assets (liabilities)
     Accounts receivable allowances                        $   241      $    64
     Accrued liabilities                                     1,619          548
     Deferred service revenue                                6,523         --
     Deferred service expense                               (4,431)        --
     Capitalized software costs and intangibles               (306)        (482)
     Net operating loss carryforward                           566         --
     Other                                                      67           74
                                                           --------------------
Net deferred tax asset                                     $ 4,279      $   204
                                                           --------------------

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

      At December 31, 2000, the Company has a federal net operating loss carryforward of approximately $1.7 million, which expires in 2020.

(9)   COMMITMENTS AND CONTINGENCIES

      The Company leases office facilities subject to operating leases. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2000 are as follows:

              2001            $    2,031
              2002                 2,047
              2003                 1,682
              2004                   876
              2005                   735
              Thereafter           1,156
                              ----------
                              $    8,527
                              ----------

      Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $2,279, $1,566 and $869, respectively.

      In February 2001, e-PROFILE filed for arbitration in response to 1stWebbankdirect's October 2000, termination of its processing agreement in connection with the consolidation of its e-banking platforms. e-PROFILE is seeking payment of all outstanding receivables from this customer ($1.4 million at December 31, 2000), as well as certain fees due for minimum processing obligations. 1stWebbankdirect has counterclaimed and is seeking a refund of the implementation fees they paid for the project. The Company has not recognized implementation revenue or direct costs related to this contract through December 31, 2000, in accordance with SAB No. 101. As of this date, the Company is unable to estimate the amount of any potential gain or loss.

(10)  RELATED PARTY TRANSACTIONS

      In April 1998, Safeguard Scientifics, Inc., ("Safeguard") a shareholder of the Company exercised warrants to purchase 720,000 shares of the Company's common stock at an exercise price of $.69 per share, subject to certain terms and restrictions.

      The Company's administrative services agreement with Safeguard, which provided for payment, subject to achieving certain sales levels, of a maximum fee of $25 per quarter was terminated as of April 1, 2000. The Company expensed $25, $100 and $100 for the years ended December 31, 2000, 1999 and 1998, respectively.

      The Company entered into an agreement in 1999, with Devon Air Services, a charter airline company owned by Michael Sanchez, the Sanchez chairman of the board. During the years ending December 31, 2000 and 1999, the company incurred expenses under this agreement of $131 and $44, respectively.

(11)  PROFIT SHARING TRUST PLAN

      The Company maintains a Profit Sharing Trust Plan (the "Plan") which permits eligible participating members to contribute up to 20% of their gross earnings. The Company will typically make a contribution equal to 100% of the first 3%, which an employee contributes, subject to a statutory cap and may also make additional voluntary contributions. The Company expensed $531, $371 and $258 related to the Plan during the years ended December 31, 2000, 1999 and 1998, respectively.

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

(12)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following table presents the unaudited quarterly financial information for the years 2000 and 1999:

---------------------------------------------------------------------------------------------------------------------------------
                                                     2000 QUARTER ENDED                            1999 Quarter Ended
-------------------------------------------------------------------------------------  ------------------------------------------
                                          MAR 31     JUNE 30     SEPT 30      DEC 31     Mar 31    June 30    Sept 30     Dec 31
---------------------------------------------------------------------------------------------------------------------------------
Quarterly results per 10-Q:
   Revenues                              $ 14,877    $ 16,414    $ 18,667    $ 20,020   $  9,655   $ 13,911   $ 17,477   $ 15,364
   Earnings (loss) before income taxes     (4,839)     (2,930)     (1,580)        949        770      2,802      3,483        385
   Net earnings (loss)                     (3,291)     (2,166)     (1,074)        733        493      1,793      2,582        303
   Basic earnings (loss) per share          (0.13)      (0.08)      (0.04)       0.03       0.02       0.08       0.11       0.01
   Diluted earnings (loss) per share        (0.13)      (0.08)      (0.04)       0.03       0.02       0.07       0.10       0.01

Net impact of SAB No.101:
   Revenues                              $ (1,571)
   Earnings (loss) before income taxes       (405)
   Net earnings (loss)                       (279)
   Basic earnings (loss) per share          (0.01)
   Diluted earnings (loss) per share        (0.01)

Revised quarterly results:
   Revenues                              $ 13,306    $ 16,414    $ 18,667    $ 20,020   $  9,655   $ 13,911   $ 17,477   $ 15,364
   Earnings (loss) before income taxes     (5,244)     (2,930)     (1,580)        949        770      2,802      3,483        385
   Net earnings (loss)                     (3,565)     (2,166)     (1,074)        733        493      1,793      2,582        303
   Basic earnings (loss) per share          (0.14)      (0.08)      (0.04)       0.03       0.02       0.08       0.11       0.01
   Diluted earnings (loss) per share        (0.14)      (0.08)      (0.04)       0.03       0.02       0.07       0.10       0.01

      Earnings per average common share calculations for each of the Company's quarters are based on the weighted average number of shares outstanding in each quarter. Accordingly, the sum of the net earnings per share for each of the quarters in a fiscal year may not equal the actual year-to-date net earnings per average common share.

SCHEDULE II

                        Sanchez Computer Associates, Inc.
                        Valuation and Qualifying Accounts
              For the years ended December 31, 2000, 1999 and 1998

              Allowance for              Balance at       Charged to Costs                    Balance at
            Doubtful Accounts        Beginning of Year      and Expenses      Deductions     End of Year
            -----------------        -----------------      ------------      ----------     -----------
    Year ended December 31, 1998         $543,000           $  100,000        $  348,000      $  295,000
    Year ended December 31, 1999          295,000                   --             7,000         288,000
    Year ended December 31, 2000          288,000              909,000                         1,197,000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sanchez Computer Associates, Inc.

Our report on the consolidated financial statements of Sanchez Computer Associates, Inc. and subsidiaries is included on page 24 of this Form 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The above schedule is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
    February 8, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         DIRECTORS

The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its May 24, 2001 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Act of 1934, as amended.

         DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K

The Company incorporates by reference the information contained under the caption "SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in its definitive Proxy Statement relative to its May 24, 2001 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 11. EXECUTIVE COMPENSATION.

The Company incorporates by reference the information contained under the captions "Board Compensation," "Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION AND OTHER ARRANGEMENTS" in its definitive Proxy Statement relative to its May 24, 2001 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Company incorporates by reference the information contained under the caption "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS AS OF MARCH 20, 2001" in its definitive Proxy Statement relative to its May 24, 2001 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company incorporates by reference the information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "CERTAIN TRANSACTIONS" in its definitive Proxy Statement relative to its May 24, 2001 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of l934, as amended.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this Form 10-K.

      Financial Statements (see item No. 8, page 23)

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 2000 and 1999
Consolidated Statements of Operations for the years ended December 31, 2000,
  1999 and 1998
Consolidated Statements of Shareholders' Equity for the years ended December
  31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the years ended December 31, 2000,
  1999 and 1998
Notes to Consolidated Financial Statements

      Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

All other information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statements or is not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.


(c)   Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

      EXHIBIT
       NUMBER     DESCRIPTION
      -------     -----------

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

                                      SANCHEZ COMPUTER ASSOCIATES, INC.


Dated: April 2, 2001                  By: /s/ FRANK R. SANCHEZ
                                          --------------------------------------
                                          Frank R. Sanchez, Chief Executive
                                          Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: APRIL 2, 2001            /s/ MICHAEL A. SANCHEZ
                                ------------------------------------------------
                                Michael A. Sanchez, Chairman of the Board
                                of Directors


Dated: APRIL 2, 2001            /s/ FRANK R. SANCHEZ
                                ------------------------------------------------
                                Frank R. Sanchez, Chief Executive Officer and
                                Director (Principal Executive Officer)


Dated: APRIL 2, 2001            /s/ TODD A. PITTMAN
                                ------------------------------------------------
                                Todd A. Pittman, Senior Vice President and CFO
                                (Principal Financial and Accounting Officer)


Dated: APRIL 2, 2001            /s/ JOSEPH F. WATERMAN
                                ------------------------------------------------
                                Joseph F. Waterman, President, Chief Operating
                                Officer and Director


Dated: APRIL 2, 2001            /s/ LAWRENCE A. CHIMERINE
                                ------------------------------------------------
                                Lawrence A. Chimerine, Director


Dated: APRIL 2, 2001            /s/ FREDERICK J. GRONBACHER
                                ------------------------------------------------
                                Frederick J. Gronbacher, Director


Dated: APRIL 2, 2001            /s/ ALEX W. HART
                                ------------------------------------------------
                                Alex W. Hart, Director


Dated: APRIL 2, 2001            /s/ KAILASH C. KHANNA
                                ------------------------------------------------
                                Kailash C. Khanna, Director


Dated: APRIL 2, 2001            /s/ JOHN D. LOEWENBERG
                                ------------------------------------------------
                                John D. Loewenberg, Director


Dated: APRIL 2, 2001            /s/ THOMAS C. LYNCH
                                ------------------------------------------------
                                Thomas C. Lynch, Director


Dated: APRIL 2, 2001            /s/ JAMES R. STOJAK
                                ------------------------------------------------
                                James R. Stojak, Director


Dated: APRIL 2, 2001            /s/ GARY C. WENDT
                                ------------------------------------------------
                                Gary C. Wendt, Director

                                  EXHIBIT INDEX

       EXHIBIT
        NUMBER    DESCRIPTION
       -------    -----------

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