Form 10-Q
period 2001-03-31
SANCHEZ COMPUTER ASSOCIATES INC
filed 2001-05-15
CIK 1022926

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended March 31, 2001.
                               ---------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ____________________ to _______________________


                             Commission file number 0-21705
                                                    -------


                        SANCHEZ COMPUTER ASSOCIATES, INC.
           ---------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Pennsylvania                          23-2161560
    -------------------------------    -----------------------------------
    (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
     Incorporation or Organization)


  40 Valley Stream Parkway, Malvern, PA             19355
 ----------------------------------------     -----------------
 (Address of Principal Executive Offices)       (Zip Code)


Registrant's Telephone Number, Including Area Code: (610) 296-8877
                                                    ----------------

                                       N/A
                   ------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X             No      _____
                                ------

As of April 30, 2001, there were 25,581,827 outstanding shares of the issuer's Common Stock, no par value.

                       SANCHEZ COMPUTER ASSSOCIATES, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


                          PART I: FINANCIAL INFORMATION
                                                                        Page No.
                                                                        --------
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
  March 31, 2001 (Unaudited) and December 31, 2000                         3

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
  Three Months Ended March 31, 2001 and 2000                               4

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  Three Months Ended March 31, 2001 and 2000                               5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                     6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      9

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        12

                           PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                  13

SIGNATURES                                                                14

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               MARCH 31,       DECEMBER 31,
                                                                 2001             2000
                                                              ---------        -----------
                                                              (UNAUDITED)
                         ASSETS
Current assets
   Cash and cash equivalents                                   $  40,303       $  39,890
   Receivables, less allowance of $1,297, and
     $1,197, respectively                                         25,268          17,906
   Contracts in process                                            2,057           2,441
   Deferred income taxes                                           3,521           3,521
   Recoverable income taxes                                        4,147           4,226
   Prepaid and other current assets                                1,710           1,429
   Deferred service expense                                       14,404           9,187
                                                               ---------       ---------
               Total current assets                               91,410          78,600

Property and equipment
   Equipment                                                      12,036          11,469
   Furniture and fixtures                                          2,395           2,346
   Leasehold improvements                                          2,895           2,866
                                                               ---------       ---------
                                                                  17,326          16,681
Accumulated depreciation and amortization                         (9,410)         (8,451)
                                                               ---------       ---------
   Net property and equipment                                      7,916           8,230

Deferred service expense                                           2,604           3,845
Deferred income taxes                                                758             758
Other non-current assets                                           3,744           3,887
                                                               ---------       ---------
               Total assets                                    $ 106,432       $  95,320
                                                               =========       =========

                               LIABILITIES
Current liabilities
   Accounts payable, trade                                         4,358           2,819
   Accrued expenses                                               13,069          11,933
   Deferred service revenue                                       19,298          12,548
   Deferred license and maintenance revenues                       9,509           6,032
                                                               ---------       ---------
               Total current liabilities                          46,234          33,332

Deferred service revenue                                           4,385           6,636
                                                               ---------       ---------
               Total liabilities                                  50,619          39,968


                           SHAREHOLDERS' EQUITY
Common stock, stated value of $.01 per share,
   75,000 shares authorized, shares
   issued and outstanding 25,580 and 25,221 respectively             256             252
Additional paid-in capital                                        43,886          44,431
Retained earnings                                                 11,671          10,822
Treasury stock 0 and 10 shares respectively                         --              (153)
                                                               ---------       ---------
               Total shareholders' equity                         55,813          55,352
                                                               ---------       ---------
               Total liabilities and shareholders' equity      $ 106,432       $  95,320
                                                               =========       =========

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             ----------------------
                                                               2001          2000
                                                             --------      --------
Revenues
   Products                                                  $  7,422      $  2,806
   Services                                                     7,120         5,804
   Processing                                                   2,298         1,931
   Software maintenance and other                               3,492         2,765
                                                             --------      --------
     Total revenues                                            20,332        13,306

Operating expenses
   Product development                                          4,106         5,975
   Product support                                              1,297         1,062
   Services                                                     5,404         4,090
   Processing                                                   2,121         1,510
   Sales and marketing                                          3,780         3,315
   General, administrative and other                            2,885         3,024
                                                             --------      --------
      Total operating expenses                                 19,593        18,976

Earnings (loss) from operations                                   739        (5,670)
Interest income, net                                              528           426
                                                             --------      --------
Earnings (loss) before income taxes                             1,267        (5,244)

Income tax provision (benefit)                                    418        (1,679)
                                                             --------      --------
Net earnings (loss) before cumulative effect of
  change in accounting principle                                  849        (3,565)
Cumulative effect of change in accounting principle              --            (173)
                                                             --------      --------
Net earnings (loss)                                          $    849      $ (3,738)
                                                             ========      ========

Basic earnings (loss) per average common share before
  cumulative effect of change in accounting principle        $   0.03      $  (0.14)

Diluted earnings (loss) per average common share before
  cumulative effect of change in accounting principle        $   0.03      $  (0.14)


Basic earnings (loss) per average common share               $   0.03      $  (0.15)

Diluted earnings (loss) per average common share             $   0.03      $  (0.15)

Weighted-average common shares outstanding                     25,342        24,633

Weighted-average common and dilutive shares outstanding        25,869        24,633

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            -----------------------
                                                              2001           2000
                                                            --------       --------
Cash flows from operating activities
   Net earnings (loss)                                      $    849       $ (3,738)
   Adjustments to reconcile net earnings (loss) to
     cash used by operating activities
        Depreciation and amortization                          1,103            871
        Stock based compensation                                --            1,649
        Deferred service revenue                               4,499          3,378
        Deferred service expense                              (3,976)        (2,717)
        Provision for doubtful accounts receivable               100           --
        Other                                                   --               (5)
 Cash provided (used) by changes in
     operating assets and liabilities
        Accounts receivable                                   (7,462)        (2,034)
        Contracts in process                                     384           (678)
        Income tax refund receivable/payable                      88           (955)
        Prepaid and other current assets                        (281)          (114)
        Accounts payable and accrued expenses                  2,665          2,782
        Deferred license and maintenance revenues              3,477          1,564
                                                            --------       --------
Net cash provided by operating activities                      1,446              3

Cash used in investing activities
      Proceeds from sale of fixed assets                        --               47
      Capital expenditures                                      (646)        (1,270)
                                                            --------       --------
Net cash used by investing activities                           (646)        (1,223)

Cash flows from financing activities
      Repayment of notes due on common stock purchases          --               92
      Issuance of common stock for stock options                 595          4,561
      Principal payments under current debt                     --              (36)
      Repurchase of stock in subsidiary                         (982)          --
      Proceeds from equity investments                          --            3,000
                                                            --------       --------
Net cash provided (used) by financing activities                (387)         7,617
                                                            --------       --------

Net increase in cash and cash equivalents                        413          6,397
Cash and cash equivalents at beginning of period              39,890         25,404
                                                            --------       --------
Cash and cash equivalents at end of period                  $ 40,303       $ 31,801
                                                            ========       ========

Supplemental cash flow information
      Interest paid                                         $   --         $     13
      Income taxes paid                                     $    433       $  2,849

                        SANCHEZ COMPUTER ASSOCIATES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A.) BASIS OF PRESENTATION

The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") include the accounts of all of the Company's wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of results for the full year. As of January 1, 2000, the Company recorded a cumulative effect of a change in accounting principle of $173,000 as a result of the modification of the Company's revenue recognition policy due to the adoption of Staff Accounting Bulletin ("SAB") No. 101. The results of operations for the three months ended March 31, 2001 and 2000 are in accordance with SAB No. 101.

(B.) CLIENT REVENUE DATA

Revenue derived from customers in various geographic regions is as follows (in thousands):

                                 THREE MONTHS ENDED
                                      MARCH 31,
                                --------------------
                                 2001         2000
                                -------      -------

        U.S. and Caribbean      $11,804      $ 8,305
        Western Europe            4,456        3,352
        Central Europe            3,487          956
        Canada                      585          642
        Other                      --             51
                                -------      -------
                                $20,332      $13,306

(C.) SEGMENTS

The Company classifies its operations in two segments: Sanchez's software licensing business, including related services and maintenance and the e-PROFILE outsourcing business. The Company evaluates the performance of its segments and allocates resources to them accordingly.

The table below summarizes the business segments:


                                  THREE MONTHS ENDED MARCH 31,
                                  ----------------------------
                                     2001            2000
                                   --------        --------
              Revenues
                  Sanchez          $ 16,197        $ 10,517
                  e-PROFILE           6,015           3,373
                  Eliminations       (1,880)           (584)
                                   --------        --------
                 Total               20,332          13,306
                                   ========        ========
              Earnings (loss) from
                operations
                 Sanchez              2,723          (1,074)
                 e-PROFILE           (1,984)         (4,596)
                                   --------        --------
                 Total             $    739        $ (5,670)
                                   ========        ========

                                   MARCH 31,     DECEMBER 31,
                                     2001            2000
                                  ---------      ------------
              Total Assets
                Sanchez           $  95,128       $  85,267
                e-PROFILE            40,810          35,784
                Eliminations        (29,506)        (25,731)
                                  ---------       ---------
                Total             $ 106,432       $  95,320
                                  =========       =========

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

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                   ------------------
                                                    2001        2000
                                                   ------      ------
   Weighted-average shares outstanding             25,342      24,633
   Dilutive effect of
      Warrants
      Options                                         527
                                                   ------      ------
   Total common and diluted shares                 25,869      24,633
                                                   ======      ======

At March 31, 2001, potentially dilutive common stock equivalents include options to purchase 2,950,646 shares of common stock. All potentially dilutive common stock equivalents were excluded from the calculation of net loss per share for the three months ended March 31, 2000 as their effect is anti-dilutive as a result of the net loss incurred for the periods.

(E.) CONTINGENCIES

In February 2001, e-PROFILE filed for arbitration in response to 1stWebbankdirect's October 2000, termination of its processing agreement in connection with the consolidation of its e-banking platforms. e-PROFILE is seeking payment of all outstanding receivables from this customer ($1.4 million at March 31, 2001), as well as certain fees due for minimum processing obligations. 1stWebbankdirect has counterclaimed and is seeking a refund of the implementation fees they paid for the project. The Company has not recognized implementation revenue or direct costs related to this contract through March 31, 2001. As of this date, the Company is unable to estimate the amount of any potential gain or loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sanchez Computer Associates, Inc. ("Sanchez" or "the Company") designs, develops, markets, implements and supports the PROFILE(R) ("PROFILE") suite of integrated retail banking and brokerage software solutions for the world's top-tier financial institutions. Products within the suite are integrated and provide institutions with comprehensive solutions for retail banking, brokerage and financial services integration. All PROFILE products utilize a development and database technology called GT.M(TM). Sanchez also offers e-PROFILE(TM), a vertical services provider (VSP) for the financial services industry that provides integrated end-to-end operations and technology solutions that enable top-tier financial services companies to offer on-line and other financial services to their customers. e-PROFILE is a majority-owned subsidiary of Sanchez and maintains its headquarters in Malvern and an operations center in Seven Fields, Pennsylvania, a suburb of Pittsburgh, Pennsylvania.

The integrated suite of software products has an open, scalable, and real-time architecture that is channel independent. The PROFILE suite includes:
PROFILE/ANYWARE, a highly flexible, multi-currency, multi-language, customer-centric, enterprise banking application and transaction processor for deposit and loan processing; PROFILE/XPRESS, a transactional customer management system and financial product distribution application that provides real-time integration connecting all an institution's delivery channels to its internal and external product processing factories; PROFILE/XPRESS AE, an optional manager of real-time authorizations for batch-based, off-line processes; PROFILE/WEBCONSUMER, a Web-based, Internet front-end processor for retail and commercial banking applications; PROFILE FOR WINDOWS, a native Windows(R) client application for customer service and teller functions; PROFILE/APPLICATION TOOLS, a set of six packaged tools to assist with developing client-side code for various applications intended to interface with PROFILE; and PROFILE/FMS (Financial Management System), a multi-company, multi-currency, cost center-based accounting system. Sanchez also markets the GT.M product, which is a high-performance database engine optimized for transaction processing, a development platform and a compiler for the ANSI standard M language.

The Company derives its revenues from product fees, service fees, processing fees, and software maintenance fees. Product fees include software license and product enhancement fees. Service fees include client implementation-related services and consulting fees. Processing fees consist primarily of monthly account-based fees for account maintenance and monthly servicing, transaction fees associated with transaction volume in a given period and origination fees in conjunction with opening new customer accounts. For Sanchez' software license contracts, product fees are paid in stages upon the completion, by the Company, of certain defined dates and deliverables. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method, or where applicable, on a cash basis. Service fees are generally recognized and billed monthly on a time and material basis. Maintenance fees are normally billed annually in advance and recognized into revenue ratably over the period covered. The Company's e-commerce projects generate implementation related service revenues for both Sanchez and e-PROFILE, which are largely deferred during the implementation phase along with the related costs until the client begins processing its accounts on e-PROFILE's outsourced platform. Once a client "goes live," the deferred revenue and costs are amortized over the expected life of the processing arrangement. In lieu of up-front, one-time license fees, e-PROFILE contracts generate on-going processing fees, which include license and maintenance charges for Sanchez' software on a per account/per month basis over the life of the processing contract after the client "goes live" with the solution. In addition, these projects generate on-going processing fee related services revenue for e-PROFILE. Under this model, as a client institution's e-commerce account base grows, Sanchez increases its revenue stream.

During the first quarter, Membership Banking, the online bank of American Express, began using e-PROFILE's outsourced, end-to-end e-banking solution. e-PROFILE provides Membership Banking with an outsourced and integrated, multi-channel banking solution featuring real-time account processing and bank operations. Independent of American Express Membership Banking's conversion, e-PROFILE's subscriber account base experienced a double-digit growth rate from January 31, 2001 to March 31, 2001. As of January 31, e-PROFILE was processing approximately 170,000 accounts for six clients. As of March 31, e-PROFILE was processing in excess of 300,000 accounts for seven clients.

Revenues for the quarter ended March 31, 2001, increased 52.8% to $20.3 million, compared to $13.3 million recorded for the same period in 2000. Net income for the quarter totaled $849,000 or $0.03 per share, compared to a net loss of ($3.7) million or ($0.15) per share for the same period last year.
SAB No. 101 resulted in the Company's
deferring $4.5 million in revenue and $523,000 in pre-tax profits in the first quarter of 2001, as compared to $1.6 million in revenue and $411,000 in pre-tax profits in the same period in 2000.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data:

                                                                  QUARTER ENDED
                                                                    MARCH 31,
                                                          ---------------------------
DOLLARS IN THOUSANDS                                         2001             2000
                                                          -----------       ---------
Revenues
   Products                                                $    7,422       $   2,806
   Services                                                     7,120           5,804
   Processing                                                   2,298           1,931
   Software maintenance and other                               3,492           2,765
                                                           ----------       ---------
   Total revenues                                          $   20,332       $  13,306
                                                           ==========       =========

Percentage Relationship to Total Revenues
Revenues
   Products                                                      36.5%           21.1%
   Services                                                      35.0            43.6
   Processing                                                    11.3            14.5
   Software maintenance and other                                17.2            20.8
                                                           ----------       ---------
    Total revenues                                              100.0           100.0

Operating expenses
   Product development                                           20.2            44.9
   Product support                                                6.4             8.0
   Services                                                      26.6            30.7
   Processing                                                    10.4            11.3
   Sales and marketing                                           18.6            24.9
   General, administrative and other                             14.2            22.8
                                                           ----------       ---------
   Total operating expenses                                      96.4           142.6

   Earnings (loss) from operations                                3.6           (42.6)
   Interest income, net                                           2.6             3.2
                                                           ----------       ---------
   Earnings (loss) before income taxes                            6.2           (39.4)
   Income tax provision (benefit)                                 2.1           (12.6)
                                                           ----------       ---------
   Net earnings (loss) before cumulative effect
     of change in accounting principle                            4.1           (26.8)
                                                           ----------       ---------
   Cumulative effect of change in accounting principle         --                (1.3)
                                                           ----------       ---------
   Net earnings (loss)                                            4.1%          (28.1%)
                                                           ==========       =========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES. Revenues increased $7.0 million, or 52.8%, in the first quarter of 2001 as compared to the first quarter of 2000. Product revenue increased by $4.6 million or 164.5% from the first quarter of 2000 to the first quarter of 2001. The increase in product revenue is primarily attributable to a license expansion for a European client, and license fees recognized relative to current in-process clients. Service revenue increased $1.3 million or 22.7%. Most of the service growth is attributable to the increased levels of Sanchez and e-PROFILE activity associated with e-banking projects. Processing revenues increased by $367,000 or 19% in the quarter ended March 31, 2001, as compared to the same period in 2000. The increase is primarily attributable to the increase in per account processing revenues due to the expanded services selected by our clients. As of March 31, 2001, the Company was processing in excess of 300,000 accounts. Software maintenance and other revenue increased by $727,000 or 26.3%, in the first quarter of 2001, due primarily to an increase in the Company's supported client base and higher sales of third-party products by e-PROFILE.

PRODUCT DEVELOPMENT. Product development expenses decreased ($1.9) million, or 31.3%, in the first quarter of 2001, primarily due to the reduction in the use of third party consulting fees related to product strategy and development. Also contributing to the decrease was the creation of a product management group that includes a number of employees previously assigned to the development function. This newly created organization, a portion of which is allocated to sales and marketing, is responsible for managing all facets of our individual product lines, ensuring product profitability and providing technical sales support to our internal and partner sales organizations.

PRODUCT SUPPORT. Product support expenses increased by $235,000, or 22.1%, in the quarter ended March 31, 2001, primarily due to costs required to support the larger converted client base.

SERVICES. Service expenses increased by $1.3 million, or 32.1%, during the first quarter of 2001. The increase was primarily due to the additional resources needed to support the increased service delivered by Sanchez and e-PROFILE. The gross margin relative to associated revenues was 24.1% for the first quarter of 2001, compared to 29.5% in the same period last year. This decrease in margin is partially attributable to the utilization of third party subcontractors for both Sanchez and e-PROFILE projects.

PROCESSING. Processing expenses increased $611,000, or 40.5%, in the first quarter of 2001. This increase is attributable to third party processing fees and increased staffing. The gross margin relative to processing was 7.7% in the first quarter 2001 compared to 21.8% in the same quarter last year. The 7.7% margin reflects the continued investment in the processing operations in anticipation of additional clients going live in the first half of this year. In addition, a greater percentage of the processing revenues are being generated by third party partners that has a lower margin associated with it.

SALES AND MARKETING. Sales and marketing expenses increased by $465,000, or 14.0%, in the 2001 period due to the re-deployment of product development resources to sales and marketing and increased sales and sales support staff. This increase was partially offset by lower consulting fees and third party commissions.

GENERAL, ADMINISTRATIVE AND OTHER. These expenses decreased by ($139,000), or 4.6%, in 2001 primarily due to a decrease in consulting fees that were partially offset by increased staffing.

INCOME TAX PROVISION. Taxes in the first quarter of 2001 were 33.0% of income before income taxes, as compared to 32.0% in the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $40.3 million at March 31, 2001. Cash provided by operating activities for the three months ended March 31, 2001 was $1.4 million as compared to $3,000 provided by operating activities during the same period in 2000. This increase in cash was primarily the result of an increase in deferred revenues, accounts payable and the results of operations. This increase was partially offset by an increase in accounts receivable and deferred expenses. Accounts receivable increased by $7.5 million in the first three months of 2001 primarily as a result of increased service and maintenance related billings. The Company continues to expect a certain amount of variability in the payment timing for major contract milestones, which will impact cash flow from operations during any given period.

During the first three months of 2001, the Company used $646,000 for investing activities primarily related to the purchase of fixed assets due to increased staffing and additional equipment and facilities.

Financing activities used $387,000 of cash during the three months ended March 31, 2001 principally from the repurchase of stock in a subsidiary. This was partially offset by the exercise of stock options.

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

The Company believes that its business is generally not seasonal; however, the Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue, earnings and cash flow patterns. This variability is typically driven by significant events, which directly impact the recognition and billing of project-related revenues. Examples of such events include the timing of new business contract closings and the initiation of product and service fee revenue recognition, one-time payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users) and completion of implementation project roll-outs and the related revenue recognition. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter. The Company believes that over the course of time the ongoing monthly revenue stream associated with the e-PROFILE outsourcing alternative will contribute toward more predictable quarter-to-quarter revenues.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements concerning the company's revenues, expenses and earnings, future profitability, which have been derived from its operating budgets and forecasts which are based on detailed assumptions about many important factors. The words "anticipate," "estimate," "expect," "intend," "plan," "project" and variations of these words and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties. Actual outcomes could differ materially from those expressed in any such forward-looking statement due to a variety of factors in addition to those specifically identified above. These factors include, but are not limited to, the demand for products and services in the financial services industry, competition among software and technology companies serving that industry, the timing of new contract closings, potential delays in the implementation of products and services, the success of the Company's e-PROFILE business model, the extent to which the Internet will be used for financial services and products, the development of the top-tier and direct banking markets, market acceptance of the Company's products and services within these markets, the Company's ability to protect its intellectual property rights, the potential adverse impact of security breaches, and the Company's ability to continue to improve its products and services.

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

                                               SANCHEZ COMPUTER ASSOCIATES, INC.

                                              /s/ Todd Pittman
                                              --------------------------
                                              Todd Pittman
                                              Senior Vice President and
                                              Chief Financial Officer


Date May 15, 2001