Form 10-Q
period 2001-06-30
SANCHEZ COMPUTER ASSOCIATES INC
filed 2001-08-14
CIK 1022926

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended June 30, 2001.
                               --------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ____________________ to _______________________


                         Commission file number 0-21705
                                                -------


                        SANCHEZ COMPUTER ASSOCIATES, INC.
       ------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Pennsylvania                                23-2161560
  -------------------------------               --------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

 40 Valley Stream Parkway, Malvern, PA             19355
----------------------------------------        -----------
(Address of Principal Executive Offices)         (Zip Code)


Registrant's Telephone Number, Including Area Code: (610) 296-8877
                                                    --------------

                                       N/A
                 ----------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X             No      _____
                          ----

As of July 31, 2001, there were 25,959,486 outstanding shares of the issuer's Common Stock, no par value.

                       SANCHEZ COMPUTER ASSSOCIATES, INC.
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                                                        Page No.
                                                                        --------
                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
     June 30, 2001 (Unaudited) and December 31, 2000                       3

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     Three and six months Ended June 30, 2001 and 2000                     4

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     Six months ended June 30, 2001 and 2000                               5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                     6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      9

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        13

                           PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES                                             14

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

ITEM 5: OTHER INFORMATION                                                 14

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                  15

SIGNATURES                                                                15

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        2001            2000
                                                                                    ------------     -----------
                                                                                     (UNAUDITED)

                                     ASSETS
Current assets
   Cash and cash equivalents                                                          $  41,912       $  39,890
   Receivables, less allowance of $1,297 and $1,197 respectively                         22,169          17,906
   Contracts in process                                                                   2,070           2,441
   Deferred income taxes                                                                  3,521           3,521
   Recoverable income taxes                                                               4,127           4,226
   Prepaid and other current assets                                                       1,876           1,429
   Deferred service expense                                                              12,280           9,187
                                                                                      ---------       ---------
               Total current assets                                                      87,955          78,600

Property and equipment
   Equipment                                                                             12,666          11,469
   Furniture and fixtures                                                                 2,398           2,346
   Leasehold improvements                                                                 2,909           2,866
                                                                                      ---------       ---------
                                                                                         17,973          16,681
Accumulated depreciation and amortization                                               (10,426)         (8,451)
                                                                                      ---------       ---------
   Net property and equipment                                                             7,547           8,230

Deferred service expense                                                                  4,067           3,845
Deferred income taxes                                                                       757             758
Other non-current assets                                                                  3,680           3,887
                                                                                      ---------       ---------
               Total assets                                                           $ 104,006       $  95,320
                                                                                      =========       =========

                                   LIABILITIES
Current liabilities
   Accounts payable, trade                                                                7,200           2,819
   Accrued expenses                                                                       8,537          11,933
   Deferred service revenue                                                              16,545          12,548
   Deferred license and maintenance revenues                                              8,909           6,032
                                                                                      ---------       ---------
               Total current liabilities                                                 41,191          33,332

Deferred service revenue                                                                  5,811           6,636
                                                                                      ---------       ---------
               Total liabilities                                                         47,002          39,968


                              SHAREHOLDERS' EQUITY
Common stock, stated value of $.01 per share,
   75,000 shares authorized, 25,868 shares issued and
   outstanding as of June 30, 2001 and 25,221 shares issued
   and 25,211 shares outstanding as of December 31, 2000                                    258             252
Additional paid-in capital                                                               44,093          44,431
Retained earnings                                                                        12,653          10,822
Treasury stock 0 and 10 shares respectively                                                --              (153)
                                                                                      ---------       ---------
               Total shareholders' equity                                                57,004          55,352
                                                                                      ---------       ---------
               Total liabilities and shareholders' equity                             $ 104,006       $  95,320
                                                                                      =========       =========

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                        -----------------------       -----------------------
                                                                          2001           2000           2001           2000
                                                                        --------       --------       --------       --------
Revenues
   Products                                                             $  7,093       $  3,502       $ 14,515       $  6,308
   Services                                                                8,918          7,310         16,038         13,114
   Processing                                                              4,002          2,493          6,300          4,424
   Software maintenance and other                                          3,627          3,109          7,119          5,874
                                                                        --------       --------       --------       --------
     Total revenues                                                       23,640         16,414         43,972         29,720

Operating expenses
   Product development                                                     4,882          6,127          8,988         12,102
   Product support                                                         1,360          1,108          2,657          2,170
   Services                                                                6,769          3,996         12,173          8,086
   Processing                                                              3,785          1,943          5,907          3,453
   Sales and marketing                                                     3,392          3,277          7,172          6,592
   General, administrative and other                                       2,421          3,328          5,306          6,352
                                                                        --------       --------       --------       --------
      Total operating expenses                                            22,609         19,779         42,203         38,755

Earnings (loss) from operations                                            1,031         (3,365)         1,769         (9,035)
Interest income, net                                                         438            435            967            861
                                                                        --------       --------       --------       --------
Earnings (loss) before income taxes                                        1,469         (2,930)         2,736         (8,174)
Income tax provision (benefit)                                               485           (937)           903         (2,616)
                                                                        --------       --------       --------       --------
Net earnings (loss) before cumulative effect of change in
  accounting principle                                                       984         (1,993)         1,833         (5,558)
Cumulative effect of change in accounting principle                         --             --             --             (173)
                                                                        --------       --------       --------       --------
Net earnings (loss)                                                     $    984       $ (1,993)         1,833         (5,731)
                                                                        ========       ========       ========       ========

Basic earnings (loss) per average common share before
cumulative effect of change in accounting principle                     $   0.04       $  (0.08)          0.07          (0.22)

Diluted earnings (loss) per average common share before cumulative
effect of change in accounting principle                                $   0.04       $  (0.08)          0.07          (0.22)

Basic earnings (loss) per average common share                          $   0.04       $  (0.08)          0.07          (0.23)

Diluted earnings (loss) per average common share                        $   0.04       $  (0.08)          0.07          (0.23)

Weighted-average common shares outstanding                                25,661         24,938         25,490         24,774

Weighted-average common and dilutive shares outstanding                   26,545         24,938         26,192         24,774

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                            -----------------------
                                                              2001           2000
                                                            --------       --------
Cash flows from operating activities
   Net earnings (loss)                                      $  1,833       $ (5,731)
   Adjustments to reconcile net earnings loss to cash
     used by operating activities
        Depreciation and amortization                          2,259          1,832
        Stock based compensation                                --            2,783
        Deferred service revenue                               3,172         10,673
        Deferred service expense                              (3,315)        (7,843)
        Provision for doubtful accounts receivable               100           --
   Cash provided (used) by changes in
     operating assets and liabilities
        Accounts receivable                                   (4,363)        (8,308)
        Contracts in process                                     371           (856)
        Income tax refund receivable/payable                     356         (2,111)
        Prepaid and other current assets                        (445)          (760)
        Accounts payable and accrued expenses                    725          7,342
        Deferred license and maintenance revenues              2,877          1,085
                                                            --------       --------
Net cash provided (used) by operating activities               3,570         (1,894)

Cash used in investing activities
      Investments                                                (77)          --
      Proceeds from sale of fixed assets                        --               47
      Capital expenditures                                    (1,292)        (2,382)
                                                            --------       --------
Net cash used by investing activities                         (1,369)        (2,335)

Cash flows from financing activities
      Repayment of notes due on common stock purchases          --               92
      Purchase of treasury stock                                --           (1,408)
      Issuance of common stock for stock options                 823          5,243
      Principal payments under current debt                     --              (71)
      Repurchase of stock in subsidiary                       (1,002)          --
      Proceeds from equity investments                          --            2,973
                                                            --------       --------
Net cash provided (used) by financing activities                (179)         6,829
                                                            --------       --------

Net increase  in cash and cash equivalents                     2,022          2,600
Cash and cash equivalents at beginning of period              39,890         25,404
                                                            --------       --------

Cash and cash equivalents at end of period                  $ 41,912       $ 28,004
                                                            ========       ========

Supplemental cash flow information
     Interest paid                                          $   --         $      2
     Income taxes paid                                      $    660       $    381

                        SANCHEZ COMPUTER ASSOCIATES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(A.) BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") include the accounts of all of the Company's wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the six months ended June 30, 2001 are not necessarily indicative of results for the full year. As of January 1, 2000, the Company recorded a cumulative effect of a change in accounting principle of $173,000 as a result of the modification of the company's revenue recognition policy due to the adoption of Staff Accounting Bulletin ("SAB") No. 101. The results of operations for the three and six months ended June 30, 2001 and 2000 are in accordance with SAB No. 101.

(B.) CLIENT REVENUE DATA

     Revenue derived from customers in various geographic regions is as follows (in thousands):

                         THREE MONTHS ENDED         SIX MONTHS ENDED
                              JUNE 30,                  JUNE 30,
                        -------------------       --------------------
                          2001         2000        2001          2000
                        -------      -------      -------      -------
U.S. and Caribbean      $14,266      $ 8,382      $26,138      $16,687
Western Europe            5,168        5,363        9,624        8,714
Central Europe            2,799        1,989        6,286        2,946
Other                     1,407          680        1,924        1,373
                        -------      -------      -------      -------
                        $23,640      $16,414      $43,972      $29,720
                        =======      =======      =======      =======

(C.) SEGMENTS

     The Company classifies its operations in two segments: Sanchez's software licensing business, including related services and maintenance and the e-PROFILE outsourcing business. The Company evaluates the performance of its segments and allocates resources to them accordingly.

     The table below summarizes the business segments:

                                     SIX MONTHS ENDED JUNE 30,
                                     -------------------------
                                       2001            2000
                                     ---------       ---------
Revenues
   Sanchez                           $  32,561       $  23,790
   e-PROFILE                            15,118           8,127
   Eliminations                         (3,707)         (2,197)
                                     ---------       ---------
   Total                                43,972          29,720
                                     =========       =========

Earnings (loss) from operations
   Sanchez                               4,812             (41)
   e-PROFILE                            (3,043)         (8,994)
                                     ---------       ---------
   Total                             $   1,769       $  (9,035)
                                     =========       =========

                                     JUNE 30,      DECEMBER 31,
                                       2001            2000
                                     ---------       ---------
Total Assets
  Sanchez                            $  94,885       $  85,267
  e-PROFILE                             41,770          35,784
  Eliminations                         (32,649)        (25,731)
                                     ---------       ---------
  Total                              $ 104,006       $  95,320
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

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,                JUNE 30,
                                         -----------------       ------------------
                                          2001        2000        2001         2000
                                         ------      ------      ------      ------
Weighted-average shares outstanding      25,661      24,938      25,490      24,774
Dilutive effect of options                  884                     702
                                         ------      ------      ------      ------
Total common and diluted shares          26,545      24,938      26,192      24,774
                                         ======      ======      ======      ======


     At June 30, 2001, potentially dilutive common stock equivalents include options to purchase 3,990,627 shares of common stock, which were excluded from the calculation as their effect is anti-dilutive as a result of their exercise price. All potentially dilutive common stock equivalents were excluded from the calculation of net loss per share for the three and six months ended June 30, 2000 as their effect is anti-dilutive as a result of the net loss incurred for the periods.

(E.) CONTINGENCIES

     In February 2001, e-PROFILE filed for arbitration in response to 1stWebbankdirect's October 2000, termination of its processing agreement in connection with the consolidation of its e-banking platforms. e-PROFILE is seeking payment of all outstanding receivables from this customer ($1.4 million at June 30, 2001), as well as certain fees due for minimum processing obligations. 1st Webbankdirect has counterclaimed and is seeking a refund of the implementation fees they paid for the project. The Company has not recognized implementation revenue or direct costs related to this contract through June 30, 2001. As of this date, the Company is unable to estimate the amount of any potential gain or loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     Sanchez is a global leader in developing and marketing scalable and integrated software and services solutions that provide retail banking, brokerage and customer integration for financial institutions. The Sanchez integrated suite of products empowers financial institutions to accelerate business transformation and achieve a competitive advantage by lowering operating costs, reducing technology risks and improving customer management. The Sanchez suite includes the following main products: Sanchez Profile(R), the highly flexible, multi-currency, multi-language, customer-centric, enterprise banking and brokerage application and transaction processor; Sanchez Xpress(TM), a customer integration solution that connects all of an institution's customers to any delivery channel throught to any back-office product processing system in real time; and Sanchez Webclient(TM), a Web-based, Internet front-end processor for retail and commercial banking applications. Sanchez also offers e-PROFILE(R), a vertical services provider
(VSP) for the financial services industry that provides integrated end-to-end operations and technology solutions that enable top-tier financial services companies to offer on-line financial services to their customers. e-PROFILE is a majority-owned subsidiary of Sanchez and maintains its headquarters in Malvern and an operations center in Seven Fields, Pa., a suburb of Pittsburgh, Pa. Sanchez maintains its corporate headquarters in Malvern, Pa., and runs its international operations from Chester in the United Kingdom.

     The Company derives its revenues from product fees, service fees, processing fees, and software maintenance fees. Product fees include software license and product enhancement fees. Service fees include client implementation-related services and consulting fees. Processing fees consist primarily of monthly account-based fees for account maintenance and monthly servicing, transaction fees associated with transaction volume in a given period and origination fees in conjunction with opening new customer accounts. For Sanchez' software license contracts, fees are paid in stages upon the completion of defined deliverables or certain dates. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method, or where applicable, on a cash basis. Service fees are generally recognized and billed monthly on a time and material basis. Maintenance fees are normally billed annually in advance and recognized into revenue ratably over the period covered. The Company's outsourced e-commerce projects generate implementation-related service revenues for e-PROFILE, which are largely deferred during the implementation phase along with the related costs until the client begins processing its accounts on e-PROFILE's outsourced platform. Once a client "goes live" the deferred revenue and costs are amortized over the expected life of the processing arrangement. In lieu of up-front, one-time license fees, e-PROFILE contracts generate on-going processing fees, which include license and maintenance charges for Sanchez' software on a per account/per month basis over the life of the processing contract after the client "goes live" with the solution. In addition, these projects generate on-going processing fee related services revenue for e-PROFILE. Under this model, as a client institution's e-commerce account base grows, Sanchez increases its revenue stream.

     HIGHLIGHTS

     Revenues for the quarter ended June 30, 2001, increased 44.0% to $23.6 million, compared to $16.4 million recorded for the same period in 2000. Net income for the quarter totaled $984,000 or $0.04 per share, compared to a net loss of ($2.0) million or ($0.08) per share for the same period last year. SAB No. 101 resulted in the Company's accreting $4.5 million in revenue and $666,000 in pre-tax profits in the second quarter of 2001, as compared to a deferral of $7.3 million in revenue and $2.2 million in pre-tax profits in the same period in 2000.

     During the second quarter, e-PROFILE processing revenues continued to grow. Processing revenues increased to $4.0 million in the second quarter, up 74 percent from $2.3 million in the first quarter of 2001. During the quarter the Company's processing revenue generated per subscriber per month was $3.93.

     We also announced a strategic alliance with Perot systems and will begin to jointly market an integrated customer solution set for retail banking using Sanchez Xpress as the transaction and customer integration engine for Perot Systems.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statement of operations data:

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                            JUNE 30,
                                                               ---------------------------       --------------------------
DOLLARS IN THOUSANDS                                              2001              2000            2001            2000
                                                               -----------       ---------       ----------       ---------
Revenues
   Products                                                    $     7,093       $   3,502       $   14,515       $   6,308
   Services                                                          8,918           7,310           16,038          13,114
   Processing                                                        4,002           2,493            6,300           4,424
   Software maintenance and other                                    3,627           3,109            7,119           5,874
                                                               -----------       ---------       ----------       ---------
    Total revenues                                             $    23,640       $  16,414       $   43,972       $  29,720
                                                               ===========       =========        =========       =========

Percentage Relationship to Total Revenues
Revenues
   Products                                                           30.0%           21.4%            33.0%           21.2%
   Services                                                           37.7            44.5             36.5            44.1
   Processing                                                         16.9            15.2             14.3            14.9
   Software maintenance and other                                     15.4            18.9             16.2            19.8
                                                               -----------       ---------       ----------       ---------
    Total revenues                                                   100.0           100.0            100.0           100.0

Operating expenses
   Product development                                                20.7            37.3             20.4            40.7
   Product support                                                     5.8             6.8              6.0             7.3
   Services                                                           28.6            24.3             27.7            27.2
   Processing                                                         16.0            11.8             13.4            11.6
   Sales and marketing                                                14.3            20.0             16.3            22.2
   General, administrative and other                                  10.2            20.3             12.1            21.4
                                                               -----------       ---------       ----------       ---------
     Total operating expenses                                         95.6           120.5             95.9           130.4

   Earnings (loss) from operations                                     4.4           (20.5)             4.1           (30.4)
   Interest income, net                                                1.9             2.7              2.2             2.9
                                                               -----------       ---------       ----------       ---------
   Earnings (loss) before income taxes                                 6.3           (17.8)             6.3           (27.5)
   Income tax provision (benefit)                                      2.1            (5.7)             2.1            (8.8)
                                                               -----------       ---------       ----------       ---------
   Net earnings (loss) before cumulative effect
     of change in accounting principle                                 4.2           (12.1)             4.2           (18.7)
                                                               -----------       ---------       ----------       ---------
   Cumulative effect of change in accounting principle              --              --               --                (0.6)
                                                               -----------       ---------       ----------       ---------
   Net earnings (loss)                                                 4.2%          (12.1%)            4.2%          (19.3%)
                                                               ===========       =========       ==========       =========

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     REVENUES. Revenues increased $7.2 million, or 44.0%, in the second quarter of 2001 as compared to the second quarter of 2000. Product revenue increased by $3.6 million or 102.5% from the second quarter of 2000 to the second quarter of 2001. The increase in product revenue is primarily attributable to two new clients in the U.S./Caribbean market and a license expansion for a European client. Service revenue increased $1.6 million or 22.0%. Most of the service growth is attributable to the accretion of SAB No. 101 revenue from a number of clients going live on our outsourcing solution and services revenues associated with implementation support in our software application business. Processing revenues increased by $1.5 million or 60.5% in the quarter ended June 30, 2001, as compared to the same period in 2000. The increase is primarily attributable to the increase in per account processing revenues due to the expanded services selected by our clients. As of June 30, 2001, the Company was processing approximately 333,000 accounts. Software maintenance and other revenue increased by $518,000 or 16.7%, in the second quarter of 2001, due primarily to an increase in the Company's supported client base.

     PRODUCT DEVELOPMENT. Product development expenses decreased ($1.2) million, or 20.3%, in the second quarter of 2001, primarily due to the creation of a product management group that includes a number of employees previously assigned to the development function. This newly created organization, a portion of which is allocated to sales and marketing, is responsible for managing all facets of our individual product lines, managing product profitability and providing technical sales support to our internal and partner sales organizations. Also contributing to this decrease was the allocation of costs from product development to other cost centers to reflect the product development contributions to various revenue sources.

     SERVICES. Service expenses increased by $2.8 million, or 69.4%, during the second quarter of 2001. The increase was primarily due to the accreted expenses associated with the SAB No. 101 revenue. The gross margin relative to associated revenues was 24.1% for the second quarter of 2001, compared to 45.3% in the same period last year. The decrease is primarily attributable to the lower margin on the accreted SAB No. 101 revenue and the continued contribution by our third party e-PROFILE partners.

     PROCESSING. Processing expenses increased $1.8 million, or 94.8%, in the second quarter of 2001. This increase is attributable to third party processing fees and increased staffing. The gross margin relative to processing was 5.4% in the second quarter of 2001 compared to 22.1% in the same quarter last year. The 5.4% margin reflects the continued investment in the processing operations in support of our three new clients expected to publicly launch in the second half of 2001. In addition, a greater percentage of the processing revenues are being generated by third party partners that has a lower margin associated with it.

     SALES AND MARKETING. Sales and marketing expenses increased by $115,000, or 3.5%, in the 2001 period due to the re-deployment of product development resources to sales and marketing and increased sales and sales support staff. This increase was partially offset by lower consulting fees.

     GENERAL, ADMINISTRATIVE AND OTHER. These expenses decreased by ($907,000), or 27.3%, in 2001 primarily due to a decrease in consulting fees that was partially offset by increased staffing.

     INCOME TAX PROVISION. Taxes in the second quarter of 2001 were 33.0% of income before income taxes, as compared to 32.0% in the same quarter last year.

SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     REVENUES. Revenues increased $14.3 million, or 48.0%, in the first six months of 2001 over the same period in 2000. Product revenue increased by $8.2 million or 130.1% from the first six months of 2000 to the first six months of 2001. The increase in product revenue is primarily attributable to implementing clients in the U.S./Caribbean Market and license expansions for existing clients. Service revenues increased $2.9 million or 22.3%. Most of the service growth is attributable to the increased levels of Sanchez and e-PROFILE activity associated with e-banking projects. Processing revenues increased by $1.9 million, or 42.4% in the six months ended June 30, 2001, as compared to the same period in 2000. The increase is primarily attributable to the increase in per account processing revenues due to the expanded services selected by our clients. As of June 30, 2001, the Company was processing approximately 333,000 accounts. Software maintenance and other revenue increased by $1.2 million, or 21.2%, in the first six months of 2001, due primarily to an increase in the Company's supported client base and higher sales of third-party products.

     PRODUCT DEVELOPMENT. Product development expenses decreased ($3.1) million, or 25.7%, in the first six months of 2001, primarily due to the reduction in the use of third party consulting fees related to product strategy and development. Also, contributing to the decrease was the creation of a product management group that includes a number of employees previously assigned to the development function. This newly created organization, a portion of which is allocated to sales and marketing, is responsible for managing all facets of our individual product lines, managing product profitability and providing technical sales support to our internal and partner sales organizations.

     PRODUCT SUPPORT. Product support expenses increased by $487,000, or 22.4%, for the six months ended June 30, 2001, primarily due to costs required to support the larger converted client base.

     SERVICES. Service expenses increased by $4.1 million, or 50.5%, during the six months ended June 30, 2001, as compared to the same period in 2000. The increase was primarily due to the accreted expenses associated with the SAB No. 101 revenue. The gross margin relative to associated revenues was 24.1% for the first six months of 2001, compared to 38.3% in the same period last year.

     PROCESSING. Processing expenses increased $2.5 million, or 71.1%, in the first six months of 2001, as compared to the same period in 2000. This increase is attributable to third party processing fees and increased staffing. The gross margin relative to processing was 6.2% during the six months ended June 30, 2001, as compared to 21.9% during the same period in 2000. The 6.2% margin reflects the continued investment in the processing operation in anticipation of client account growth. In addition, a greater percentage of the processing revenues are being generated by third party partners that produce lower margins for the Company.

     SALES AND MARKETING. Sales and marketing expenses increased by $580,000, or 8.8%, in the 2001 period due to the re-deployment of product development resources to sales and marketing and increased sales and sales support staff. This increase was partially offset by lower consulting fees and third party commissions.

     GENERAL, ADMINISTRATIVE AND OTHER. These expenses decreased by ($1.0) million, or 16.5%, in 2001 primarily due to a decrease in consulting fees that was partially offset by increased staffing.

     INCOME TAX PROVISION. Taxes in the first six months of 2001 were 33.0% of income before income taxes, as compared to 32.0% in the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $41.9 million at June 30, 2001. Cash provided by operating activities for the six months ended June 30, 2001 was $3.6 million as compared to $1.9 million used by operating activities during the same period in 2000. This increase in cash was primarily the result of an increase in deferred revenues, accounts payable and the results of operations. This increase was partially offset by an increase in accounts receivable and deferred expenses. Accounts receivable increased by $4.4 million in the first six months of 2001 primarily as a result of increased license, processing and maintenance related billings. The Company continues to expect a certain amount of variability in the payment timing for major contract milestones, which will impact cash flow from operations during any given period.

     During the first six months of 2001, the Company used $1.4 million for investing activities primarily related to the purchase of fixed assets due to increased staffing and additional equipment and facilities.

     Financing activities used $179,000 of cash during the six months ended June 30, 2001 principally from the repurchase of stock in a subsidiary. This was partially offset by the exercise of stock options and proceeds from the employee stock purchase plan.

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

                        SANCHEZ COMPUTER ASSOCIATES, INC.

PART II - OTHER INFORMATION

Item 2: Changes in Securities

In July 2000, the Company sold 109,980 shares of e-PROFILE common stock to a customer for cash of $3 million which represented the fair value of the stock based on cash transactions in the same class of stock with unrelated third-party financial investors. The Company also issued a warrant to the customer, which enabled the customer to purchase additional shares of e-PROFILE common stock in the event of an e-PROFILE public offering. There was no accounting for the warrant because there was no measurement date prior to an e-PROFILE public offering. Under the terms of the stock purchase agreement with the investor and the customer, they have the right to require the Company to issue shares of common stock equal to the purchase price divided by the average market price of the Company's common stock for 15 days prior to the anniversary of the closing. The Company allowed the customer to exercise their conversion right in the second quarter of 2001 whereby the Company issued 233,973 shares of its common stock in exchange for all of the shares of e-PROFLIE common stock held by the parties. None of the e-PROFILE loss for the six months ended June 30, 2001 was allocated to the minority stockholders because of their conversion rights

Item 4: Submission of Matters to a Vote of Security Holders

On May 24, 2001, the Annual Meeting of Shareholders of the Company was held at which the following matters were submitted to and the requisite number of shares of Common Stock of the Company were voted on by the stockholders, with the results set forth below:

a) The following persons were elected to the Board of Directors to serve as directors until the next annual meeting of shareholders in 2002, and until their respective successors are duly elected and qualified. Each person received the number of votes set forth next to their names below:

                       PROPOSAL I - ELECTION OF DIRECTORS


                                           For                   Withheld
                                      ---------------        ------------------
           Michael A. Sanchez            21,822,231               236,395
           Frank R. Sanchez              21,766,597               292,029
           Joseph F. Waterman            21,767,898               290,728
           Lawrence Chimerine            21,824,451               234,175
           Frederick J. Gronbacher       21,823,602               234,025
           Alex W. Hart                  21,824,601               234,025
           John D. Loewenberg            21,824,499               234,127
           Thomas C. Lynch               21,825,545               233,081
           James R. Stojak               21,820,702               237,927
           Gary C. Wendt                 21,822,052               236,574



b) The shareholders approved and adopted the amendments to the 1995 Equity Compensation Plan ("the Plan") and as a result of the adoption of the Plan, the amount authorized for issuance under the Plan is 7,360,000 shares. The votes cast for and against and the number of abstentions are set forth below:

              PROPOSAL II - AMEND THE 1995 EQUITY COMPENSATION PLAN


                                              For          Against       Abstain
                                          ------------- --------------- ----------
           Votes to approve the Plan        14,560,913    2,900,463       35,969


Item 5: Other Information

a) Effective August 8, 2001, Mr. William Fenimore became a member of the board of directors.

During the second quarter, the Company received notice that Bank One will integrate the bank operations of WingspanBank.com into the parent bank's technology and operating infrastructure. As a result WingspanBank.com will end its relationship for bank technology and operations with e-PROFILE sometime in the fourth quarter of this year. The loss of WingspanBank.com as a client is not expected to have a material impact on the Company's earnings or revenues.

Item 6. Exhibits and reports on Form 8-K

           None

No other applicable items.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SANCHEZ COMPUTER ASSOCIATES, INC.


                              /s/ Todd A. Pittman
                              -----------------------------
                              Todd A. Pittman
                              Senior Vice President and Chief Financial Officer


Date August 14, 2001