Form 10-Q
period 2001-09-30
SANCHEZ COMPUTER ASSOCIATES INC
filed 2001-11-14
CIK 1022926

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 2001.
                               -------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ____________________ to _______________________


                         Commission file number 0-21705
                                                -------

                        SANCHEZ COMPUTER ASSOCIATES, INC.
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Pennsylvania                             23-2161560
   -------------------------------               ------------------
   (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)               Identification No.)


 40 Valley Stream Parkway, Malvern, PA                 19355
----------------------------------------            ------------
(Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, Including Area Code: (610) 296-8877
                                                    --------------

                                       N/A
           ----------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X             No ____
                        ----

As of October 31, 2001, there were 25,959,986 outstanding shares of the issuer's Common Stock, no par value.

                       SANCHEZ COMPUTER ASSSOCIATES, INC.
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                                        Page No.
                                                                        --------
                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
  September 30, 2001 (Unaudited) and December 31, 2000                      3

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
  Three and nine months ended September 30, 2001 and 2000                   4

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  Nine months ended September 30, 2001 and 2000                             5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                      6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       9

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         13

                           PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                   14

SIGNATURES                                                                 15


                        SANCHEZ COMPUTER ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                           2001              2000
                                                                        -------------     ------------
                                                                        (unaudited)
                                     ASSETS
Current assets
   Cash and cash equivalents                                            $  42,603         $  39,890
   Receivables, less allowance of $1,297 and $1,197 respectively           21,121            17,906
   Contracts in process                                                     2,512             2,441
   Deferred income taxes                                                    3,522             3,521
   Recoverable income taxes                                                 2,363             4,226
   Prepaid and other current assets                                         1,327             1,429
   Deferred service expense                                                10,772             9,187
                                                                        ---------         ---------
               Total current assets                                        84,220            78,600

Property and equipment
   Equipment                                                               13,359            11,469
   Furniture and fixtures                                                   2,451             2,346
   Leasehold improvements                                                   3,050             2,866
                                                                        ---------         ---------
                                                                           18,860            16,681
Accumulated depreciation and amortization                                 (11,419)           (8,451)
                                                                        ---------         ---------
   Net property and equipment                                               7,441             8,230

Deferred service expense                                                    4,152             3,845
Deferred income taxes                                                         758               758
Other non-current assets                                                    4,065             3,887
                                                                        ---------         ---------
               Total assets                                             $ 100,636         $  95,320
                                                                        =========         =========

                               LIABILITIES
Current liabilities
   Accounts payable, trade                                              $   5,695         $   2,819
   Accrued expenses                                                         8,805            11,933
   Deferred service revenue                                                14,619            12,548
   Deferred license and maintenance revenues                                7,297             6,032
                                                                        ---------         ---------
               Total current liabilities                                   36,416            33,332
Deferred service revenue                                                    5,501             6,636
                                                                        ---------         ---------
               Total liabilities                                           41,917            39,968

                           SHAREHOLDERS' EQUITY
Common stock stated value of $.01 per share, 75,000 shares
   authorized, 25,960 shares issued and outstanding as of
   September 30, 2001 and 25,221 shares issued and 25,211
   shares outstanding as of December 31, 2000                                 260               252
Additional paid-in capital                                                 44,790            44,431
Retained earnings                                                          13,669            10,822
Treasury stock 0 and 10 shares respectively                                  --                (153)
                                                                        ---------         ---------
               Total shareholders' equity                                  58,719            55,352
                                                                        ---------         ---------
               Total liabilities and shareholders' equity               $ 100,636         $  95,320
                                                                        =========         =========

                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                        ----------------------       ----------------------
                                                                          2001          2000           2001          2000
                                                                        --------      --------       --------      --------
Revenues
   Products                                                             $  4,204      $  5,096       $ 18,720      $ 11,404
   Services                                                                9,897         7,867         25,936        20,981
   Processing                                                              4,173         1,815         10,472         6,239
   Software maintenance and other                                          5,499         3,889         12,618         9,763
                                                                        --------      --------       --------      --------
     Total revenues                                                       23,773        18,667         67,746        48,387

Operating expenses
   Product development                                                     4,880         5,664         13,868        17,767
   Product support                                                         1,300         1,055          3,957         3,226
   Services                                                                7,325         5,259         19,499        13,345
   Processing                                                              3,698         1,662          9,605         5,115
   Sales and marketing                                                     3,784         2,731         10,956         9,323
   General, administrative and other                                       2,090         4,349          7,396        10,698
                                                                        --------      --------       --------      --------
      Total operating expenses                                            23,077        20,720         65,281        59,474

Earnings (loss) from operations                                              696        (2,053)         2,465       (11,087)
Interest income, net                                                         596           473          1,562         1,333
                                                                        --------      --------       --------      --------
Earnings (loss) before income taxes                                        1,292        (1,580)         4,027        (9,754)
Income tax provision (benefit)                                               277          (506)         1,180        (3,122)
                                                                        --------       --------      --------      --------
Net earnings (loss) before cumulative effect of change in
    accounting principle                                                   1,015        (1,074)         2,847        (6,632)
Cumulative effect of change in accounting principle                         --            --             --            (173)
                                                                        --------      --------       --------      --------
Net earnings (loss)                                                     $  1,015      $ (1,074)      $  2,847      $ (6,805)
                                                                        ========      ========       ========      ========

Basic earnings (loss) per average common share before cumulative
effect of change in accounting principle                                $   0.04      $  (0.04)      $   0.11      $  (0.27)

Diluted earnings (loss) per average common share before cumulative
effect of change in accounting principle                                $   0.04      $  (0.04)      $   0.11      $  (0.27)

Basic earnings (loss) per average common share                          $   0.04      $  (0.04)      $   0.11      $  (0.27)

Diluted earnings (loss) per average common share                        $   0.04      $  (0.04)      $   0.11      $  (0.27)

Weighted-average common shares outstanding                                25,937        25,006         25,631        24,774

Weighted-average common and dilutive shares outstanding                   26,658        25,006         26,353        24,774


                        SANCHEZ COMPUTER ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             -----------------------
                                                               2001           2000
                                                             --------       --------
Cash flows from operating activities
   Net earnings (loss)                                       $  2,847       $ (6,805)
   Adjustments to reconcile net earnings (loss) to cash
     provided (used) by operating activities
        Depreciation and amortization                           3,395          2,842
        Stock based compensation                                 --            2,600
        Deferred service revenue                                  936         15,521
        Deferred service expense                               (1,892)       (10,267)
        Provision for doubtful accounts receivable                100           --
   Cash provided (used) by changes in
     operating assets and liabilities
        Accounts receivable                                    (3,315)       (11,742)
        Contracts in process                                      (71)           398
        Income tax refund receivable/payable                    1,980         (1,937)
        Prepaid and other current assets                          102           (602)
        Accounts payable and accrued expenses                    (372)         7,021
        Deferred income taxes                                    --             (461)
        Deferred license and maintenance revenues               1,265          1,943
                                                             --------       --------
Net cash provided (used) by operating activities                4,975         (1,489)

Cash (used) by  investing activities
      Investments                                                (606)          --
      Proceeds from sale of fixed assets                         --               51
        Capital expenditures                                   (2,178)        (3,203)
                                                             --------       --------
Net cash (used) by investing activities                        (2,784)        (3,152)

Cash flows provided by financing activities
      Repayment of notes due on common stock purchases           --               92
      Purchase of treasury stock                                 --           (1,631)
      Issuance of common stock for stock options                1,524          5,983
      Principal payments under current debt                      --              (83)
      Repurchase of stock in subsidiary                        (1,002)          --
      Proceeds from equity investments                           --            5,973
                                                             --------       --------
Net cash provided  by financing activities                        522         10,334
                                                             --------       --------
Net increase in cash and cash equivalents                       2,713          5,693
Cash and cash equivalents at beginning of period               39,890         25,404
                                                             --------       --------
Cash and cash equivalents at end of period                   $ 42,603       $ 31,097
                                                             ========       ========
Supplemental cash flow information
     Interest paid                                           $   --         $      2
     Income taxes paid                                       $  1,177       $  1,077

                        SANCHEZ COMPUTER ASSOCIATES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(A.) BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results for the full year. As of January 1, 2000, the Company recorded a cumulative effect of a change in accounting principle of $173,000 as a result of the modification of the company's revenue recognition policy due to the adoption of Staff Accounting Bulletin ("SAB") No. 101. The results of operations for the three and nine months ended September 30, 2001 and 2000 are in accordance with SAB No. 101.

(B.) CLIENT REVENUE DATA

     Revenue derived from customers in various geographic regions is as follows (in thousands):

                            THREE MONTHS ENDED             NINE MONTHS ENDED
                               SEPTEMBER 30,                 SEPTEMBER 30,
                          ---------------------         ----------------------
                           2001            2000          2001           2000
                          -------        -------        -------        -------
U.S. and Caribbean        $17,534        $10,354        $43,672        $27,040
Western Europe              3,240          2,721         12,865         11,436
Central Europe              1,964          2,595          8,250          5,541
Other                       1,035          2,997          2,959          4,370
                          -------        -------        -------        -------
Total                     $23,773        $18,667        $67,746        $48,387
                          =======        =======        =======        =======

(C.) SEGMENTS

     The Company classifies its operations in two segments: Sanchez's software licensing business, including related services and maintenance and the e-PROFILE outsourcing business. The Company evaluates the performance of its segments and allocates resources to them accordingly.

     The table below summarizes the business segments in thousands:

                                        NINE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------
                                            2001            2000
                                          ---------       ---------
     Revenues
        Sanchez                           $  48,639       $  37,124
        e-PROFILE                            24,423          15,547
        Eliminations                         (5,316)         (4,284)
                                          ---------       ---------
        Total                                67,746          48,387
                                          =========       =========

     Earnings (loss) from operations
        Sanchez                               6,408           2,329
        e-PROFILE                            (3,943)        (13,416)
                                          ---------       ---------
        Total                             $   2,465       $ (11,087)
                                          =========       =========


                                         SEPTEMBER 30,   DECEMBER 31,
                                             2001            2000
                                         -------------   ------------
     Total Assets
       Sanchez                            $  94,335       $  85,267
       e-PROFILE                             35,546          35,784
       Eliminations                         (29,245)        (25,731)
                                          ---------       ---------
       Total                              $ 100,636       $  95,320
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

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------      ------------------
                                                    2001         2000        2001        2000
                                                   -------      ------      ------      ------
     Weighted-average shares outstanding            25,937      25,006      25,631      24,774
     Dilutive effect of options                        721                     722
                                                    ------      ------      ------      ------
     Total common and diluted shares                26,658      25,006      26,353      24,774
                                                    ======      ======      ======      ======

     At September 30, 2001, potentially dilutive common stock equivalents include options to purchase 4,036,060 shares of common stock. All potentially dilutive common stock equivalents were excluded from the calculation of net loss per share for the three and nine months ended September 30, 2000 as their effect is anti-dilutive as a result of the net loss incurred for the periods.

(E.) CONTINGENCIES

     In February 2001, e-PROFILE filed for arbitration in response to 1stWebbankdirect's October 2000, termination of its processing agreement in connection with the consolidation of its e-banking platforms. e-PROFILE is seeking payment of all outstanding receivables from this customer ($1.4 million at September 30, 2001), as well as certain fees due for minimum processing obligations. 1stWebbankdirect has counterclaimed and is seeking a refund of the implementation fees they paid for the project. The Company has not recognized implementation revenue or direct costs related to this contract through September 30, 2001. As of this date, the Company is unable to estimate the amount of any potential gain or loss related to this contingency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     Sanchez is a global leader in developing and marketing scalable and integrated software and services solutions that provide retail banking, brokerage and customer integration for financial institutions. The Sanchez integrated suite of products empowers financial institutions to accelerate business transformation and achieve a competitive advantage by lowering operating costs, reducing technology risks and improving customer management. The Sanchez suite includes the following main products: Sanchez Profile(R), the highly flexible, multi-currency, multi-language, customer-centric, enterprise banking and brokerage application and transaction processor; Sanchez Xpress(TM), a customer integration solution that connects all of an institution's customers to any delivery channel through to any back-office product processing system in real time; and Sanchez Webclient(TM), a Web-based, Internet front-end processor for retail and commercial banking applications. Sanchez also offers e-PROFILE(R), a vertical services provider
(VSP) for the financial services industry that provides integrated end-to-end operations and technology solutions that enable financial services companies to offer on-line financial services to their customers. e-PROFILE is a wholly-owned subsidiary of Sanchez and maintains its headquarters in Malvern and an operations center in Seven Fields, Pa., a suburb of Pittsburgh, Pa. Sanchez maintains its corporate headquarters in Malvern, Pa., and runs its international operations from Chester in the United Kingdom.

     The Company derives its revenues from product fees, service fees, processing fees, and software maintenance and other fees. Product fees include software license and product enhancement fees. Service fees include client implementation-related services and consulting fees. Processing fees consist primarily of monthly account-based fees for account maintenance and monthly servicing, transaction fees associated with transaction volume in a given period and origination fees in conjunction with opening new customer accounts. For Sanchez' software license contracts, fees are typically paid in stages upon the completion of defined deliverables or certain dates. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method, or where applicable, on a cash basis. Service fees are generally recognized and billed monthly on a time and material basis. Maintenance fees are normally billed annually in advance and recognized into revenue ratably over the period covered. The Company's outsourced e-commerce projects generate implementation-related service revenues for e-PROFILE, which are largely deferred during the implementation phase along with the related costs until the client begins processing its customer's accounts on e-PROFILE's outsourced platform. Once a client "goes live" the deferred revenue and costs are amortized over the expected life of the processing arrangement. In lieu of up-front, one-time license fees, e-PROFILE contracts typically generate on-going processing fees, which include license and maintenance charges for Sanchez' software on a per account/per month basis over the life of the processing contract after the client "goes live" with the solution. In addition, these projects generate on-going processing fee related services revenue for e-PROFILE. Under this model, as a client institution's e-commerce account base grows, Sanchez increases its revenue stream.

     HIGHLIGHTS

     Revenues for the quarter ended September 30, 2001, increased 27.4% to $23.8 million, compared to $18.7 million recorded for the same period in 2000. Net income for the quarter totaled $1.0 million or $0.04 per share, compared to a net loss of ($1.1) million or ($0.04) per share for the same period last year. Staff Accounting Bulletin No. 101 ("SAB No. 1") resulted in a net accretion of $2.2 million in revenue and $813,000 in pre-tax profits in the third quarter of 2001, as compared to a net deferral of $4.8 million in revenue and $2.4 million in pre-tax profits in the same period in 2000.

     During the third quarter, e-PROFILE processing revenues were up 130% from the same period a year ago. The approximate 383,000 active processing accounts as of September 30, 2001, on the platform represents a 16% increase over the second quarter 2001. During the quarter the Company's average processing revenue generated per subscriber per month was $3.45. On a standalone basis, e-PROFILE revenues were $9.3 million this quarter as compared to $7.4 million for the same period a year ago. The quarterly operating loss for e-Profile on a stand-alone basis continues to decrease. For the third quarter of 2001 the operating loss on a stand-alone basis was $900,000 as compared to a $4.7 million operating loss for the same period a year ago.

     The Company's cash position attained a new all time high of $42.6 million at the end of the third quarter of 2001. As of September 30, 2001, the total SAB 101 deferred revenue on the balance sheet was $20.1 million and the net deferred pre-tax income was $5.2 million.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statement of operations data:



                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                            -------------------------        -------------------------
   DOLLARS IN THOUSANDS                                       2001            2000             2001            2000
                                                            ---------       ---------        ---------       ---------
Revenues
   Products                                                 $   4,204       $   5,096        $  18,720       $  11,404
   Services                                                     9,897           7,867           25,936          20,981
   Processing                                                   4,173           1,815           10,472           6,239
   Software maintenance and other                               5,499           3,889           12,618           9,763
                                                            ---------       ---------        ---------       ---------
   Total revenues                                           $  23,773       $  18,667        $  67,746       $  48,387
                                                            =========       =========        =========       =========

Percentage Relationship to Total Revenues
Revenues
   Products                                                      17.7%           27.3%            27.6%           23.6%
   Services                                                      41.6            42.2             38.3            43.3
   Processing                                                    17.6             9.7             15.5            12.9
   Software maintenance and other                                23.1            20.8             18.6            20.2
                                                            ---------       ---------        ---------       ---------
   Total revenues                                               100.0           100.0            100.0           100.0

Operating expenses
   Product development                                           20.5            30.3             20.5            36.7
   Product support                                                5.5             5.7              5.8             6.7
   Services                                                      30.8            28.2             28.8            27.6
   Processing                                                    15.6             8.9             14.2            10.5
   Sales and marketing                                           15.9            14.6             16.2            19.3
   General, administrative and other                              8.8            23.2             10.9            22.1
                                                            ---------       ---------        ---------       ---------
   Total operating expenses                                      97.1           110.9             96.4           122.9

   Earnings (loss) from operations                                2.9           (10.9)             3.6           (22.9)
   Interest income, net                                           2.5             2.5              2.3             2.8
                                                            ---------       ---------        ---------       ---------
   Earnings (loss) before income taxes                            5.4            (8.4)             5.9           (20.1)
   Income tax provision (benefit)                                 1.2            (2.7)             1.7            (6.5)
                                                            ---------       ---------        ---------       ---------
   Net earnings (loss) before cumulative effect
    of change in accounting principle                             4.2            (5.7)             4.2           (13.6)
                                                            ---------       ---------        ---------       ---------
   Cumulative effect of change in accounting principle           --              --               --              (0.4)
                                                            ---------       ---------        ---------       ---------
   Net earnings (loss)                                            4.2%           (5.7%)            4.2%          (14.0%)
                                                            =========       =========        =========       =========

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     REVENUES. Revenues increased $5.1 million, or 27.4%, in the third quarter of 2001 as compared to the third quarter of 2000. Product revenue decreased by ($892,000) or 17.5% from the third quarter of 2000 to the third quarter of 2001. The decrease in product revenue is primarily attributable to recent economic and political events that temporarily interrupted the Company's ability to close forecasted business in the third quarter. Service revenue increased $2.0 million or 25.8%. Most of the service growth is attributable to the accretion of SAB No. 101 revenue from a number of clients going live on our outsourcing solution and services revenues associated with implementation support in our software application business. Processing revenues increased by $2.4 million or 130% in the quarter ended September 30, 2001, as compared to the same period in 2000. The increase is primarily attributable to the increase in the number of clients that have gone live on our processing platform, as well as the increase in per account processing revenues due to the expanded services selected by our clients. As of September 30, 2001, the Company was processing approximately 383,000 accounts. Software maintenance and other revenue increased by $1.6 million or 41.4%, in the third quarter of 2001. This increase reflects a one-time settlement reached with a former customer pertaining to disputed maintenance charges as well as an increase in maintenance fees from a larger installed customer base.

     PRODUCT DEVELOPMENT. Product development expenses decreased ($784,000), or 13.8%, in the third quarter of 2001 as compared to the same period in 2000, primarily due to the creation of a product management group that includes a number of employees previously assigned to the development function. This newly created organization, a portion of which is allocated to sales and marketing, is responsible for managing all facets of our individual product lines, managing product profitability and providing technical sales support to our internal and partner sales organizations. Also contributing to this decrease was the allocation of costs from product development to other cost centers to reflect the product development contributions to various revenue sources.

     SERVICES. Service expenses increased by $2.1 million, or 39.3%, during the third quarter of 2001 compared to the third quarter if 2000. The increase was primarily due to the accreted expenses associated with the SAB No. 101 revenue. The gross margin relative to associated revenues was 26.0% for the third quarter of 2001, compared to 33.2% in the same period last year. The decrease is primarily attributable to the lower margin on the accreted SAB No. 101 revenue and continued contribution by our third party e-PROFILE partners.

     PROCESSING. Processing expenses increased $2.0 million, or 123%, in the third quarter of 2001. This increase is attributable to third party processing fees and increased staffing needed to provide for the increase in processing activity created by the additional clients that have gone live. The gross margin relative to processing was 11.4% in the third quarter of 2001 compared to 8.4% in the same quarter last year. The 11.4% margin in the third quarter of 2001 is reflective of the efficiencies beginning to be realized from processing a larger account base. The Company is targeting a continued increase in this margin going forward; however this business line is still in its early stages and therefore subject to some variability.

     SALES AND MARKETING. Sales and marketing expenses increased by $1.1 million, or 38.6%, in the 2001 period due to the re-deployment of certain product development resources to the product management function which is included in sales and marketing and increased sales and sales support staff.
In addition, Sanchez significantly increased its level of external marketing expenditures in an effort to create a greater market awareness of the Company's multi product offerings for the financial services industry. These increases were partially offset by lower consulting fees.

     GENERAL, ADMINISTRATIVE AND OTHER. These expenses decreased by ($2.3) million, or 51.9%, in 2001. Expenses in this category were high in the 2000 period due to the costs associated with the sale of third-party products, the expense of IPO costs and bad debt expense. Other costs in this category remained in line with our historical trends.

     INCOME TAX PROVISION. Taxes in the third quarter of 2001 were 21.4% of earnings before income taxes, as compared to 32.0% in the same quarter last year. The decrease in rate was due to a better than expected benefit derived from our Foreign Sales Corporation upon the filing of our final 2000 tax return.

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     REVENUES. Revenues increased $19.4 million, or 40%, in the first nine months of 2001 over the same period in 2000. Product revenue increased by $7.3 million or 64.2% from the first nine months of 2000 to the first nine months of 2001. The increase in product revenue is primarily attributable to license recognition from implementing clients in the U.S./Caribbean market and license expansions for existing clients. Service revenues increased $5.0 million or 23.6%. Most of the service growth is attributable to the increased levels of Sanchez and e-PROFILE activity associated with e-banking projects. Processing revenues increased by $4.2 million, or 67.8%, in the nine months ended September 30, 2001, as compared to the same period in 2000. The increase is primarily attributable to the increase in the number of clients that have gone live on our processing platform, as well as the increase in per account processing revenues due to the expanded services selected by our clients. As of September 30, 2001, the Company was processing approximately 383,000 accounts. Software maintenance and other revenue increased by $2.9 million, or 29.2%, in the first nine months of 2001, due primarily to an increase in the Company's supported client base and higher sales of third-party products and a one-time settlement reached with a former customer pertaining to disputed maintenance charges.

     PRODUCT DEVELOPMENT. Product development expenses decreased ($3.9) million, or 21.9%, in the first nine months of 2001 compared to the first nine months of 2000. This decrease is primarily attributable to the creation of a product management group that includes a number of employees previously assigned to the development function. This newly created organization, a portion of which is allocated to sales and marketing, is responsible for managing all facets of our individual product lines, managing product profitability and providing technical sales support to our internal and partner sales organizations.

     PRODUCT SUPPORT. Product support expenses increased by $731,000, or 22.7%, for the nine months ended September 30, 2001, as compared to the same period last year. This increase was primarily due to costs required to support the larger converted client base.

     SERVICES. Service expenses increased by $6.2 million, or 46.1%, during the nine months ended September 30, 2001, as compared to the same period in 2000. The increase was primarily due to the accreted expenses associated with the SAB No. 101 revenue. The gross margin relative to associated revenues was 24.8% for the first nine months of 2001, compared to 36.4% in the same period last year. The decrease in margin is primarily attributable to the lower margin on the accreted SAB No. 101 revenue and continued contribution by our third party e-PROFILE partners.

     PROCESSING. Processing expenses increased $4.5 million, or 87.8%, in the first nine months of 2001, as compared to the same period in 2000. This increase is attributable to third party processing fees and increased staffing. The gross margin relative to processing was 8.3% during the nine months ended September 30, 2001, as compared to 18.0% during the same period in 2000. The 8.3% margin reflects the continued investment in the processing operation in anticipation of client account growth.

     SALES AND MARKETING. Sales and marketing expenses increased by $1.6 million, or 17.5%, in the 2001 period due to the re-deployment of product development resources to sales and marketing and increased sales and sales support staff. In addition, the Company significantly increased its level of external marketing expenditures in an effort to create a greater market awareness of the Company's multi product offerings for the financial services industry. These increases were partially offset by lower consulting fees and third party commissions.

     GENERAL, ADMINISTRATIVE AND OTHER. These expenses decreased by ($3.3) million, or 30.9%, in 2001 primarily due to a decrease in consulting fees, costs associated with the sale of third-party products, the write-off of previously capitalized IPO costs, and lower incentive compensation.

     INCOME TAX PROVISION. Taxes in the first nine months of 2001 were 29.3% of earnings before income taxes, as compared to 32.0% in the first nine months of 2000. The decrease in rate was due to a better than expected benefit derived from our Foreign Sales Corporation upon filing our 2000 tax return.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $42.6 million at September 30, 2001. Cash provided by operating activities for the nine months ended September 30, 2001, was $5.0 million as compared to $1.5 million used by operating activities during the same period in 2000. This increase in cash was primarily the result of the earnings from operations, the receipt of an income tax refund and an increase in deferred revenues. This increase was partially offset by an increase in accounts receivable and deferred expenses. Accounts receivable increased by $3.3 million in the first nine months of 2001 primarily as a result of increased license, processing and maintenance related billings. The Company continues to expect a certain amount of variability in the payment timing for major contract milestones, which will impact cash flow from operations during any given period.

     During the first nine months of 2001, the Company used $2.8 million for investing activities primarily related to the purchase of fixed assets due to increased staffing and additional equipment and facilities.

     Financing activities contributed $522,000 of cash during the nine months ended September 30, 2001, principally from the exercise of stock options and the proceeds from the employee stock purchase plan. This was partially offset by the re-purchase of stock in a subsidiary.

     In April of 2001, the Company agreed to commit up to $10 million of capital contributions to a newly formed venture fund that invests in early stage technology infrastructure companies whose products and services can be utilized by financial services institutions. To date, the Company has invested $1.2 million in the fund. The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future and at a minimum through the next year. Should the Company's business expand more rapidly than expected, the Company believes that additional capital, if necessary, would be available to fund such operating and capital requirements.

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

FOREIGN CURRENCY RISK

     The Company does not use foreign exchange forward contracts. Substantially all contractual arrangements with international customers are denominated in U.S. dollars.

                        SANCHEZ COMPUTER ASSOCIATES, INC.

PART II - OTHER INFORMATION

Item 6: Exhibits and reports on Form 8-K

     None

No other applicable items.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SANCHEZ COMPUTER ASSOCIATES, INC.


                                       /s/ Todd A. Pittman
                                       --------------------------
                                       Todd A. Pittman
                                       Senior Vice President and
                                       Chief Financial Officer

Date November 14, 2001