Form 10-K
period 2001-12-31
SANCHEZ COMPUTER ASSOCIATES INC
filed 2002-03-28
CIK 1022926

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to
Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-21705

SANCHEZ COMPUTER ASSOCIATES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2161560
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
40 Valley Stream Parkway, Malvern, PA	19355
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:    (610) 296-8877

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, no par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of shares of Common Stock held by non-affiliates (based on the closing price on NASDAQ) on March 15, 2002 was approximately $91 million.

        The number of shares of registrant's Common Stock outstanding as of March 15, 2002 was 26,008,420 shares.

Documents Incorporated by Reference

        Portions of registrant's Proxy Statement relating to the annual meeting of shareholders of registrant to be held on May 23, 2002 are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K. Registrant expects to file the Proxy Statement within 120 days after the end of the year covered by this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Form 10-K.

SANCHEZ COMPUTER ASSOCIATES, INC.

INDEX TO FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

PART I

Item 1. Business.

        Sanchez Computer Associates, Inc. ("Sanchez" or "the Company") is a global leader in developing and marketing scalable and integrated software and services solutions that provide retail banking, brokerage and customer integration for financial institutions. Approximately 350 financial institutions in 18 countries use Sanchez banking software products. The Company maintains two business models—a software license business and an outsourcing business. The Company maintains its corporate headquarters in Malvern, Pa., its outsourced operations center in Seven Fields, Pa., which is a suburb of Pittsburgh, Pa., and runs its international operations from Chester in the United Kingdom. The Company also maintains sales offices in Madrid, Spain; Warsaw, Poland; Amsterdam, the Netherlands; and Singapore.

Products of the Software License Business

        The Sanchez integrated banking platform empowers financial institutions to accelerate business transformation and achieve a competitive advantage by lowering operating costs, reducing technology risks and improving customer management. The Sanchez integrated banking platform has multi-currency and multi-language capabilities, and can accommodate the retail and commercial requirements of financial service operations with global transaction requirements. An institution purchases a Sanchez banking solution by licensing one or more of Sanchez' application software products. Those products include: Sanchez Profile®, the highly flexible, multi-currency, multi-language, customer-centric, core banking and transaction processing application; Sanchez XpressTM, an enterprise customer and transaction management system, which empowers customer relationship management (CRM) and delivers business integration; Sanchez WebclientTM, a Web-based, Internet customer front-end processor; and Sanchez FMSTM, the Financial Management System, which is an online, real-time cost center-based accounting system with complete multi-company and multi-currency support. In addition, Sanchez offers Profile for Windows®, the 32-bit, Windows-based, graphical user interface designed as the front-end to Profile's core banking application, which is used by tellers, branch and call center personnel. Sanchez CRMTM, a Web-based customer relationship management system, is available as a stand-alone application. It is the Company's intent to fully integrate Sanchez CRM with Sanchez' integrated banking platform. Software applications under development include Sanchez WebCSRTM, a browser-based integrated customer servicing application that can be deployed across multiple retail delivery channels such as branches and call centers.

        The Company's success is heavily dependent upon the proprietary architecture and design of its Sanchez products, which are protected by a combination of copyright and trademark laws, as well as various contractual provisions. Despite these efforts to protect its proprietary rights, there can be no assurances that the Company's means of protecting its proprietary rights will be adequate or that the Company's competition will not develop similar technology independently. Similarly, while the Company is not aware that any of its products infringe upon the proprietary rights of third parties, there can be no assurances that third parties do not claim such infringement.

Application Product Overview—Sanchez Profile

        Sanchez Profile is an online, customer-centric, multi-currency, multi-channel strategic core processing system for deposits and loans. The Profile database is a proven enterprise-level associative memory datastore engineered for high speed and high volume transaction processing throughput, providing full ACID (Atomic, Consistent, Isolated, Durable) properties as well as logical dual site operation functionality for true 24x365 operation. A relational database model is built on the datastore by Sanchez proprietary DATA-QWIKTM application. The database files contain all metadata describing the application (table, screen, report, data integrity, and validation rules) as well as the Profile application data itself (institution, customer and account data). In the Profile enterprise server model, access to the database always takes place through a defined service class and the application layer. Sanchez supports an open database model and is currently adding support for IBM® DB2 and Oracle databases.

        The application layer is made up of two elements Profile and DATA QWIK, an application development environment. The application layer consists of the business logic that makes up much of the Profile system. The DATA-QWIK application is Profile's application generator, providing flow control for Profile functions, report generation and query capabilities, data validation and referential integrity rules associated with files defined to the application. Through the use of Profile's automatic code generation tools, provided by DATA-QWIK, custom financial products can be constructed, by the financial institution's business users, without writing any code.

        Profile's open architecture provides access through a set of service classes. A service class categorizes a specific type of activity that is being requested by a client. Service classes are provided for financial transactions, remote procedure calls, and SQL access (client access via ODBC/JDBC). In addition, a service class is provided for network management functions (NMSP). Within each service class, other than SQL, it is possible to specify a service class specific format and protocol (FAP) handler. This FAP provides a message format translation mechanism that is specific to each service class. Profile defines standard message formats for each of the service classes.

        The Profile banking server is the generic Profile application message server. It analyzes the Profile message header information to invoke the proper service class. Multiple Profile banking servers can operate simultaneously. Each message is processed as an ACID transaction and the server handles all session and state context. An entry/exit format and protocol (FAP) can be specified for use at the server layer. This provides a user exit (which is part of the framework for upward compatibility) for message reformatting prior to the message being handled by Profile components. Profile provides standard message definitions. Messaging provides the ability for front ends to communicate with Profile. Profile can receive messages via IBM's WebSphere MQ®, Compaq's® RTR messaging applications, as well as Sanchez' own lightweight communications monitor (MTM), WebSphere MQ, RTR and MTM handle all client connections and message routing between the client and available application servers. Messages are buffered and passed to available servers. The MTM is designed to allow multiple service types, to route messages accordingly and to provide access to all Profile service classes. System configuration can provide instances of application servers that are targeted to specific services such as dedicated ATM services. Communication is supported via TCP/IP.

        The following is a key features list for Sanchez Profile.

Customer Information System
•  Bank-wide customer profile
•  Combined statements
•  Account management
•  Customer notes
•  Customer maintenance
•  Customer numbering
•  Customer profitability
•  Affinity groups
•  Addresses
•  Signature & picture identification
•  Extendible database
Financial Management System
•  General ledger
•  Financial & statistical reporting
• Prepaid, accrued & deferred items	• Accounts payable
•  Fixed assets
•  Budgeting
Lending
•  Product creation flexible electronic manufacturing
•  Flexible payment processing
•  Fixed & variable interest rates
•  Loan creation
•  Loan fee processing
•  Collateral processing
•  Loan modeling
•  Loan profitability analysis
•  Commitment processing
•  Delinquent & problem loan processing
• Sold, purchased & syndicated loans

•  Escrow processing
•  Dealer processing
•  Credit bureau processing
Deposits
•  Investment sweep
•  Service fees
•  Account analysis
•  Fixed & variable interest rates
•  Maturity & renewals
•  Penalty processing
•  Permanent holds
•  Dormancy/escheat processing
•  Plastic cards
•  Yield analysis
•  Account modeling
•  Product creation flexible electronic manufacturing
•  Overdraft processing
•  Passbook processing
•  Retirement accounts
•  Mutual funds processing
•  Securities processing
System Management & Operations
•  Parameterization & system setup
•  Security
•  Teller & branch balancing
•  System balancing
•  Queuing system
•  Batch processing
•  End-of-day processing
•  Periodic processing
•  Data exchange
•  Exception management
•  Monitor & server management
Service Delivery
•  Transaction servicing architecture
•  Profile for Windows
•  Local area network
• Teller system

•  Customer service
•  Customer (CIF)
•  Deposits
•  Loans
•  Payment systems
•  System management
•  Cash inventory
Bank Management & Reporting
•  Standard reports
•  Regulatory reports
•  Report modification
•  Report creation
•  Notices
Asset Liability Management Reporting
•  Net interest margin or balance sheet report
•  Cash flow report
•  Gap/repricing or interest sensitivity
•  Projected nostro report
Payment Systems & Message Gateway
•  Message gateway
•  Domestic payments & collections
•  Foreign payments
Hardware & Operating Platforms
Hardware
•  Compaq Alpha/AXP
•  Hewlett Packard Series 9000
•  IBM pSeries
•  IBM zSeries
•  IBM xSeries
•  Sun Microsystems
Operating Systems
•  OpenVMS
•  Tru 64 Unix
•  HPUX
•  AIX
•  Linux
• Solaris

Application Product Overview—Sanchez Xpress

        Sanchez Xpress is a customer integration solution, which provides active customer aggregation, financial product distribution, and supports the real-time integration of all customer delivery channels to an institution's internal and external product processing systems. Sanchez Xpress is built on a pure JavaTM platform following the Java 2 Platform Enterprise Edition (J2EE) specifications. The product employs the use of standard HTML, JavaServer PagesTM (JSPTM) technology and JavaServletTM technology for user interface components of the application as well as an Enterprise JavaBeanTM (EJB) model to incorporate business logic into the technical infrastructure for maximum portability and scalability. By following the J2EE standards, Xpress is portable across many different middleware application server environments such as IBM's WebSphere application server, Hewlett-Packard's Application Server, or BEA Systems WebLogic application server. This also provides maximum portability across hardware platforms and operating systems since Java support is available on Unix or Linux platforms such as IBM's RS/6000 servers or Sun E series servers and on Intel based servers running Windows platforms or Linux. Support is also available on IBM's zSeries mainframe servers (formerly System 390) for Linux.

        Following the J2EE standards also provides integration capabilities for applications that may be written using other technologies. In addition, the J2EE framework also provides easy integration to other Java applications such as e-mail.

        Xpress contains a Universal Customer System (UCS), which is a combination of a virtual database design, a customer information application and a database independent data definition. The UCS application provides maximum portability across database platforms, such as Oracle and IBM's DB2 Universal Database platform, by utilizing the Java Database Connectivity (JDBC) interface to interact with a physical data store or database. The application logic is incorporated into Xpress with an Enterprise JavaBean (EJB) model. The UCS contains component-based features and functionality, providing financial institutions flexibility in deploying and offering these features to customers.

        Xpress provides a product distribution engine that manages and coordinates business processes and transactions across an institution's internal and third-party product processing systems. This capability also provides several services including messaging, application integration, transaction monitoring, directory services and authorization and authentication functions. These capabilities utilize various J2EE application server components such as the Java Naming and Directory Interface (JNDI), as well as messaging components such as IBM's WebSphere MQ.

        Xpress also acts as message-oriented middleware in that the messaging components natively assume XML is used as a standard protocol and data description language. These features support various industry standards, such as Open Financial Exchange (OFX). This also provides an easy mechanism to support Wireless Markup Language (WML) and Wireless Application Protocol (WAP). These types of components are readily available from various third-party application vendors and application server vendors such as IBM.

        The following is a key features list for Sanchez Xpress.

Universal Customer System
•  Consolidated integrated customer view
•  Customer to account relationship management
•  Central demographic information
•  Integrated events and alerts
•  Correspondence and contact management
•  Affinity group support
•  Customer interaction history
•  Extendable data model
•  Centralized account reference and routing
•  Consolidated customer statements
Active Customer Aggregation
•  Multi-processor financial transactions
•  Service fees transactions
• Currency exchange
Financial Product Distribution
•  Internal and external product definition
•  Relationship pricing
•  Dynamic product content
•  Channel independent
Java Application Servers
•  H-P Application Server (formerly Bluestone's
     Sapphire/Web)
•  BEA System's WebLogic
•  IBM's WebSphere
•  J2EE compliant servers
Operating Systems
•  Unix
•  Linux
• Windows NT

Application Product Overview—Sanchez WebClient

        Sanchez Webclient is a Web-enabled integrated banking and brokerage application that provides customers with a single access point to their financial information by creating a personalized financial services portal for all transactions and products. Webclient integrates a financial institution's retail customer's financial products into a content rich Web site where the customer can view account information and perform transactions. By integrating Webclient's browser-enabled interface with an institution's existing Web site, an institution can offer its customers the following capabilities:

  •
  Review an entire account portfolio

  •
  View account balances and statements

  •
  Transfer funds between accounts

  •
  Reorder checks

  •
  Place, modify, delete or review a stop payment

  •
  Pay bills

  •
  Check stock quotes, news and events

  •
  Place and monitor stock trades

  •
  Use financial calculators for financial planning

        Webclient provides a dynamic page publishing framework that allows an institution to retain control over the appearance, navigational elements and content of theWeb site. Webclient also works with third-party applications to drive content presentation; e.g., Webclient supports download capabilities to popular personal finance packages such as Microsoft Money® and Quicken®. The software provides a mechanism for targeting banner ads and marketing messages, according to predefined customer information. From this data, Webclient applies user-defined business rules to influence the content presented to customers. For example, if a customer typically buys 6-month certificates of deposit, Webclient can serve up banner ads to that customer, showcasing the best 6-month CD rates. This functionality supports one-to-one marketing campaigns and allows for cross selling of different products, based on customer buying behaviors. Webclient provides customers with a fast and easy way to receive account information and place transactions, relieving dependence on call centers and branch offices. Reduced call volume and branch traffic results in increased operational efficiency. All customer information is fully protected in a secure environment. For customer login security, Webclient supports password as well as certificate authentication schemes. Data encryption techniques are applied to ensure sensitive financial data is safeguarded.

        Sanchez Webclient is built on a pure Java platform following the JavaTM 2 Platform Enterprise Edition (J2EE) specifications. It employs the use of standard HTML, JavaServer Page (JSP) technology and JavaServlet technology for user interface components of the application. Following these standards allows the application to be deployed using any HTTP Web server such as IBM's HTTP Server for WebSphereMQ, or the Apache HTTP Server for maximum portability and scalability. Using the JSP and JavaServlet model for the Webclient application provides for maximum integration capabilities into other Java-compliant, Web-enabled applications as well as maximum flexibility for customization allowing the institution to create a unique customer experience. To achieve maximum scalability and flexibility, the Webclient application is built on the Sanchez Xpress platform. The application also takes advantage of the advanced features of Xpress. It utilizes the Universal Customer System (UCS) for active customer aggregation, events, alerts and correspondence management, security and authentication, customer prospecting and personalization. It also utilizes the Xpress financial product distribution facility to allow the institution to provide one-to-one customer product personalization and packaging, regardless of the host systems involved. Xpress also provides the systems integration framework and messaging support allowing seamless access to various host processing systems and legacy environments, over a variety of message enabled middleware application servers. Webclient incorporates a SiteMap utility that allows an institution to create branding and changes to the look and feel of the user interface, without changing the application's programs. This also gives the institution the unique ability to rearrange the process flow of the application, without rebuilding application pages. The following is a key features list for Sanchez Webclient:

•  Consolidated aggregate customer view
•  Customer authentication
•  Customer demographic information
•  Funds transfer
•  Banking and brokerage access
•  Brokerage order entry
•  Portfolio management
•  Branding and SiteMap customization utility
•  Microsoft Money and Quicken download
•  Account origination
•  Stop payments
•  Email integration
•  Events and alerts
Webclient Features Under Development
•  Correspondence and contact management
• Affinity group support
•  Customer interaction history
•  Bill payment integration
Platform Technologies
•  Pure Java
•  Java Server Pages
•  Java Servlet
•  128-bit encryption
Web Servers
•  Any HTTP server with J2EE support
•  Java Server Pages
Protocols and Messaging
•  XML
•  HTML
• WAP/WML

Sanchez e-PROFILE Outsourcing

        Sanchez also uses its integrated banking platform as the basis for a complete outsourced e-banking solution under the Sanchez e-PROFILE® brand. Sanchez' outsourcing solution provides an integrated end-to-end operations and technology platform that enables financial services companies to offer comprehensive on-line financial services to their customers. e-PROFILE Inc., which is the data center operations portion of the e-PROFILE outsourcing solution, is a wholly owned subsidiary of Sanchez and began operations in 1999. Sanchez e-PROFILE is a vertical services provider ("VSP") to the financial services industry. This solution integrates products and services from the industry's "best-in-class" vendors, including Sanchez products, and manages them under a single, outsourced operating umbrella. The Company believes the Sanchez e-PROFILE solution is the first vendor-developed answer that provides the ongoing technology, the operations and the pricing structures required to support an outsourced supply chain venue for on-line financial services. The outsourcing solution also provides the Company with a distribution channel for the suite of Sanchez products, related technologies and services. At December 31, 2001, there were eight clients processing their direct and Internet bank accounts on Sanchez' e-PROFILE platform. Some of those clients include: Juniper Bank, Morgan Stanley Dean Witter's BusinesScape, Lehman Brothers Bank, DeepGreen Bank, ING DIRECT USA, GMAC Bank and Allstate Bank. At December 31, 2001, MetLife Bank was in a phased-implementation and was scheduled to "go live" during 2002. The Company expects to add more large, branded institutions and continue to build its processing revenues from client institution customer account growth on the platform. The Company's forecast calls for the e-PROFILE outsourcing operation to begin to contribute toward earnings growth during the second half of 2002.

        In addition to Sanchez products, the Sanchez e-PROFILE solution offers institutions a range of online financial capabilities including:

• ATM network & card management • Account origination • Bank operations • Case management & workflow • Call center • Check production • Collection systems • Desktop integration	• Document creation & fulfillment • Document archiving • Electronic bill payment • Email management • Imaging • Interactive voice response • Item processing/lockbox processing • OFAC screening

Revenues

        The Company derives its revenues from product fees, service fees, processing fees, and software maintenance and other fees produced from its software license business and outsourcing business. Product fees include software license and product enhancement fees. Service fees include client implementation-related services training and consulting fees. Processing fees, which are generated from the outsourcing model, consist primarily of monthly account-based fees for account maintenance and monthly servicing, transaction fees associated with transaction volume in a given period and origination fees in conjunction with opening new customer accounts. For Sanchez' software license contracts, fees are typically paid in stages upon the completion of defined deliverables or certain dates. Service fees associated with the license application model are generally billed monthly on a time and material basis. Maintenance fees are normally billed annually in advance.

Partners

        The Company has established and maintains strategic alliance/partnering agreements with Compaq Computer Corporation ("Compaq", previously Digital Equipment Corporation) since 1987, PricewaterhouseCoopers ("PwC") since 1996, International Business Machine Corporation ("IBM") since 1996, ComputerLand SA of Poland ("ComputerLand") since 1997, Sanchez/Capital Services since 1998, Deloitte Consulting since 2000, CMG and Perot Systems since 2001. The Company has had a strategic services and product distribution partnership with Datawest Solutions in Canada for more than 10 years. The Company continues to establish strategic relationships with partners whom it believes will help deliver a comprehensive banking solution to prospects and clients. To this end, the Company is continuing to leverage its third-party relationships to engage in joint marketing and project implementation activities. In addition, the Company anticipates forming additional strategic alliances with other complementary service and application provider organizations.

        In September 1998, the Company significantly expanded its relationship with IBM by entering into a global partnership agreement. In 2000, the Company strengthened its relationship with IBM by entering into a new strategic agreement that positions Sanchez as one of 40 strategic alliance partners in IBM's PartnerWorld for Developers Program worldwide. Under terms of the agreement, the two companies will jointly market and sell banking and financial services solutions on a worldwide basis. Specifically, Sanchez will lead with IBM's Unix-based, pSeries servers and IBM middleware products by integrating the Sanchez integrated banking platform with IBM Application Framework for e-business technologies, including: DB2 Universal Database, WebSphere application server, WebSphere MQ messaging software and Tivoli systems management software. Financial institutions are expected to benefit from IBM and Sanchez solutions that offer integrated core banking products through an open and scaleable architecture enabling improved time to market, real-time transaction processing and enhanced delivery of products and service over multiple delivery channels including branches, ATMs, Internet, and wireless application protocols (WAP). Under the new agreement, IBM will promote the core banking components of Sanchez' Profile core banking application as part of IBM's leading

e-business solutions on the IBM pSeries servers. Additionally, IBM will provide consulting, customization and integration services for joint IBM and Sanchez solutions. The Company believes that the efforts and capabilities of IBM's marketing, sales and global service organizations will enhance the demand for Sanchez solutions and products.

        Since 1997, PwC and the Company have engaged in various global joint marketing, training and implementation activities. The Company has partnering relationships with various other domestic and international regional service organizations. In 1998, the Company formed a joint venture with Capital Services Inc., a financial services and distribution company based in Bangalore, India. The joint-venture company is named Sanchez/Capital Services and has distribution rights to Sanchez products in India and portions of the Middle East. Sanchez believes its alliance program facilitates its market expansion in its target markets. In addition, Sanchez plans to expand the Company's product distribution by contracting with its partners to market and implement banking solutions in traditional legacy replacement opportunities around the globe. Sanchez/Capital Services is also used as a programming resource for the Company.

        In December 2001, the Company also entered into a joint marketing agreement with Sun® Microsystems to offer the Sanchez integrated suite of banking, brokerage and customer integration solutions on Sun's SolarisTM 8 Operating Environment. Earlier in 2001, as part of the agreement, Sanchez ported its Profile banking solution to the Solaris 8 Operating Environment. In high-performance testing in the Sun environment, Profile exceeded a transaction processing rate of approximately 1,900 online transactions per second (tps) and 5,000 tps for accounts processed in end-of-day accrual cycles on a database of one million accounts. Favorable results were also achieved with functional tests conducted on a 10-million account database.

        For the e-PROFILE outsourcing business, the Company has established relationships with many third-party vendors that provide a range of financial capabilities; e.g., Checkfree® & Princeton e-com for electronic bill payment; Teletech for call center services, Concord EFS and Midwest Payment Systems for ATM and debit card network management; e-Loyalty for desktop integration; Deluxe and Clarke American® for checkbook printing; Kana® for case management/workflow and DocuCorp® for document creation and fulfillment, to name several.

The Banking Market

        In the United States, the Company believes the reform of the Glass-Steagall Act and the passage of the Gram-Leach-Bliley Act, which occurred in late 1999, are catalysts for change in the financial services industry. As a result, the Company believes competition will intensify in the coming years as the differences between banks, brokerages, insurance companies and other financial services providers continue to blur, particularly for retail consumers of financial products and services. The Company believes the competitive challenges presented by the emergence of electronic commerce and the consumer demand for greater product and service flexibility are altering traditional retail banking practices in North America. The Company also believes Europe and Asia are predisposed to alternate financial services delivery channels including WAP, Internet and other forms of direct banking. The Company believes this process will accelerate as the speed and commercial use of alternate delivery channels increase with the development and deployment of higher bandwidth communication (the ability to transmit more information in a shorter time). Furthermore, expanded Internet access through a myriad of affordable devices (such as personal computers, Internet access terminals, televisions and personal digital assistants) will also contribute to greater use of the Internet. Another market factor impacting the worldwide banking market is the ongoing aggregation of financial service offerings. There is a blending of financial services industries as insurance firms, brokerage houses, real estate firms, large retailers and other non-banks see direct banking as the means by which they can more fully service, retain and expand their existing customer bases.

        During the last five years, next-generation technologies associated with direct banking and Internet-based financial services exposed the weaknesses in legacy processing environments, particularly in the United States. Legacy environments generally are not capable of integrating products and services across the back-end; they do not link all delivery channels on the front end; and they have little or no customer consolidation in the middle. Due to the unique product tailoring capability and delivery channel independence of Sanchez solutions, the Company believes it is positioned to supply the next generation of infrastructure to these organizations. The Company believes many institutions do not have the modern systems infrastructure required to create the innovative products and services to service the transactional customer. Sanchez also believes that the current delivery cost structure of these organizations will impair their ability to competitively price products. The Company believes its most promising opportunity for growth will come from increasing the distribution of Sanchez products, technology and services. By expanding the Sanchez product suite, the Company is positioned to offer integrated solutions for retail banking and brokerage as well as a solution that supplies transactional integration across a financial institution's enterprise.

        The Company also believes its e-PROFILE outsourcing model has the opportunity to be the leader in the VSP category for forward-thinking institutions wanting to move out of a supply-chain infrastructure for direct and Internet bank initiatives. Sanchez also believes the e-PROFILE outsourcing model has several growth horizons and is gearing its operational and technology infrastructure to function across multiple financial services delivery channels, which, the Company believes, will broaden e-PROFILE's value to institutions.

Sanchez Services

        The Company derives significant revenues from its services. Services revenues are derived from Sanchez' license application model and its e-PROFILE outsourcing model. The Company's primary service offerings include the following:

Project Services

        Sanchez provides project services for clients implementing a Sanchez solution in-house and for clients implementing a Sanchez e-PROFILE outsourced solution. Project services include project management, training, system implementation, custom interfaces, data conversion, integrated testing, custom software, localization, and version upgrade services. Project services are delivered by trained, financial service industry professionals. They work primarily at client locations and follow a published methodology employing proven project management and measurement techniques. For institutions implementing Sanchez solutions in-house, project services are provided either during the initial implementation or as contracted for by clients after conversion to Profile. Implementation service revenues from an in-house implementation vary, but typically can range from $250,000 to more than $5 million for an individual project. Typically, an in-house implementation for a top-tier institution involves moving a large volume of customer data from existing systems onto the Sanchez platform. In these cases, implementation revenues are higher when compared against implementing a de novo solution where little or no data conversion work is required. Project services from an in-house implementation also generate revenues from project management and custom interface work. When an institution replaces its in-house, legacy transaction processing system with a Sanchez solution, data conversion and custom system interface projects typically are delivered in 10 to 18 months. Other project services delivered during the implementation period can include training, conversion, localization and software customization. On a client-by-client basis, Sanchez has supplemented its project services with third-party resources from its pool of partners; e.g., IBM, Compaq, Datawest Solutions and PricewaterhouseCoopers, to name several. Implementation services revenues from an e-PROFILE outsourcing project vary by the size and scope of the implementation, but typically range from $1 million to more than $2.5 million per project. An e-PROFILE outsourcing project, which typically involves creating an Internet bank from a clean slate and does not involve replacing a legacy system, includes project management and implementation services, some data conversion, dozens of system interfaces and integrated systems testing. An institution can implement an e-PROFILE solution in as few as 120 days if a basic approach is taken to implementation. The Company has found, however, that institutions frequently want to differentiate their direct and Internet bank offerings from the start. When additional requirements are placed on a project, the implementation period can extend beyond 120 days.

Consulting Services

        The Company provides its clients with analysis, design, programming and testing for customization projects associated with the Profile integrated core banking application product. The consulting services group is based in Malvern, Pa., and supplies its services on a time and material basis globally. The group is also available to assist clients with data conversions, customized training programs, interface projects to other third-party or in-house legacy applications and customized reporting. A common methodology is used to plan, document and execute custom projects.

Client Maintenance and Support Services

        The major portion of the worldwide customer service and support is delivered from the Company's Malvern, Pa. headquarters. The services organization is responsible for help desk, research, systems operations and application quality assurance. A response team made up of research, quality assurance and programming personnel is assigned when maintenance issues are identified. This team works together to ensure that the customer issue is understood and dispatched accordingly. All issues are tracked and measured, and daily and weekly reports are generated for management review and action. Each client is assigned an account manager. Account managers are located around the globe and work in conjunction with the services organization in Malvern. The account managers are responsible for issue resolution. The Company believes that service response considerations play a major role in an institution's selection of banking software products. To respond to this need, the Company continues to enhance its ability to deliver localized customer support and installation capability worldwide, either directly or through third-party partners. The Company provides local support services to clients in Poland through a partnership with ComputerLand, and in Asia through a partnership with OpenSys. For Sanchez e-PROFILE clients, customer service is primarily supported through a data and operations center located in Seven Fields, Pennsylvania. The e-PROFILE data and operations center is responsible for providing support services to clients from implementation through production. These services include project management and implementation support, technical support for data operations and network issues, programming and testing, Sanchez product application support and vendor integration services. In addition to those services, the bank operations departments provide call center support, maintenance, and item exception handling. e-PROFILE has client directors assigned to each client in support of issue management.

Sales and Marketing

        The Company has a worldwide direct sales, sales support and marketing force of approximately 75 people. Prior to 2001, the Company focused its sales and marketing attention primarily on selling Profile and its related applications to the global top-tier institutions (those with assets in excess of $4 billion) and e-PROFILE to large, branded, non-bank financials in the United States who wanted to outsource their direct or Internet bank. During 2001, the Company expanded its product line by adding Sanchez Xpress and Sanchez Webclient. Sanchez WebCSR was in development. During 2001, Sanchez' sales and marketing force expanded its focus and now supports a multi-product and multi-market segment approach.

        First, the approach includes continuing to sell the Company's highly successful, end-to-end, e-PROFILE outsourcing solution for banking. As the Company moves to add more fixed pricing options for Sanchez products used in the outsourcing solution, the Company expects to further reduce the barriers to entry for those institutions looking to offer direct or Internet banking services. In addition, the Company has begun to offer outsourcing prospects the option of licensing Sanchez' software products.

        Second, the Company intends to initiate efforts to sell enterprise legacy system swap-outs to mid-tier institutions both domestically and abroad. Increasingly, the Company believes this option has appeal to mid-tier institutions as they attempt to rid themselves of antiquated technologies that hinder competitiveness, neglect their customers and cannot scale to meet growth. The Company's solution in this space is aimed at reducing operations and technology costs and providing a managed risk migration strategy that allows a more controlled implementation schedule. A Sanchez solution sale into this market segment would include most, if not all, of the Sanchez integrated banking platform as well as offerings from other best-in-class, third-party vendors with whom the Company has established partnerships.

        Third, the Company is offering components of its integrated banking platform as line of business solutions for retail banking and for mono-line opportunities with the world's largest institutions. This approach permits larger institutions to test Sanchez solutions on a limited basis by engaging the Company to solve an immediate need. Once successful, the Company believes it can then grow the relationship by offering more Sanchez products and services.

        Lastly, the Company is marketing customer relationship management ("CRM") and wealth management solutions to financial institutions focused on solving profitable customer retentions issues and improving profitability within targeted customer groups. The Company recently added two Web-enabled technologies (integration of CRM software developed by SEDONA® Corporation and the acquisition of Equidity Inc.'s online account origination software) that are expected to help leapfrog the Company's internal development efforts in these areas as those technologies are integrated with products contained in Sanchez' integrated banking platform. Together, with the introduction of mutual fund processing in 2001 and the continued development of the Company's front-end brokerage-servicing project, the Company believes it can provide an attractive banking and brokerage package for wealth management solutions.

Pricing Strategy

        The Company prices its software products in four primary components: (i) one-time license fees for the software up to a usage limit (for example, number of users or number of customer accounts); (ii) fees for a full range of services which complement its software products, including product enhancement fees and implementation, consulting, conversion, training and software customization services; (iii) for e-PROFILE outsourcing sales, a Sanchez software license fee is tied to the account growth of the financial services firm on the e-PROFILE platform. As an institution's direct or Internet bank account base and account activity grows, Sanchez' revenue stream grows. The Company's e-PROFILE outsourcing projects generate implementation service revenues, ongoing processing revenue and license revenue for Sanchez. In lieu of up-front, one-time license fees, e-PROFILE outsourcing contracts, generally, generate license revenue for Sanchez on a per account / per month basis over the life of the contract after the client "goes live" with the solution; (iv) recurring support and software maintenance revenue.

Engineering

        The Company believes that it must constantly evolve and enhance both the functional scope and technical foundation of its products to remain competitive. In order to accomplish this, the Company has historically incurred significant expenses related to development activities and may increase this investment in the future. Total development expenses for 2001, 2000, and 1999 were $17.2 million, $22.8 million, $15.7 million and million respectively. In addition to its internal investment, in certain cases the Company builds enhancements for its clients that are incorporated into future products.

        Engineering follows a formal software development life cycle process. The Company has developed and acquired products that assist it in defining, planning, tracking, measuring and managing the development process. The Company realizes that large software projects can incur substantial cost, schedule and technical risk. The engineering area provides Sanchez application development, technology and platform development, maintenance programming, documentation and quality assurance. Engineering is responsible for defining plans for new product versions, developing Sanchez product application enhancements, defining technology and platform layer enhancements to product architecture, evaluating and implementing operating system ports, programming languages, database systems, and development and productivity tools. After engineering successfully implements a new technology component under an existing application component, it is responsible for propagating the technology through the Company.

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

Employees

        As of December 31, 2001, Sanchez employed 596 full-time employees at offices in Malvern, Pa., Seven Fields, Pa., Chester, U.K; Warsaw, Poland; and Singapore. Of the 596 Sanchez employees, 166 worked at Sanchez's e-PROFILE subsidiary. Sanchez employees are not represented by any collective bargaining agreements. Neither Sanchez nor e-PROFILE has experienced a work stoppage.

        The Company believes that its continued success will depend, to a significant extent, upon the efforts and abilities of its senior management, in particular Sanchez' chairman, chief executive officer and its president (and chief operating officer). Further, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. Competition for technical personnel is especially intense, and could potentially constrain the Company's growth rate. In 2001, the Company piloted an off-shore development effort, and it expects to expand this effort during 2002. In addition to full-time employees, the Company has historically utilized the services of various independent contractors, primarily for overseas implementation projects and certain product development efforts, and to supplement the Company's e-PROFILE implementation teams.

Competition

        Financial institutions have two fundamental alternatives for obtaining data processing capabilities: (i) in-house applications, either those that are developed internally or those that are purchased from third party vendors and (ii) outsourcing, either as a part of a total outsourcing solution or where a third party acts as a service bureau. Since 1999, with the addition of the Company's e-PROFILE outsourcing solution, Sanchez participates in both of these alternatives.

        In the core processing software space, the Company's primary competitors include ALLTEL (Systematics software), Fiserv, Accenture and Alnova Technologies Corporation, CSC (Hogan software), Misys International Banking Systems (Kindle Banking Systems), Temenos (Globus), InterCept Group Inc., i-Flex Solutions, Fincentric, Computer Associates (interBiz Banking Group—Infopoint), SAP, EDS, Kirchman Corporation, EastPoint Technologies LLC, Metavante (a subsidiary of Marshall &

Illsley Corporation), Jack Henry, WebTone (TouchPoint—Broadway & Seymour), The BISYS Group Inc., Aurum Technology (Miser, Bank Management Information System, Morningside, Premier II), Open Solutions Inc (OSI) and London Bridge International (Phoenix software). Competing with Sanchez in the direct and Internet segment of the financial services market are many of the same vendors listed above plus S1 Corporation, Corillian, Sybase (Financial Fusion), InteliData (Interpose), Digital Insight and Online Resources Corporation. In-house bank legacy software systems are also considered competition.

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

Glossary

ACH	Automated Clearing House. A processing and delivery system that provides for the distribution and settlement of electronic credits and debits among a large number of financial institutions.
AIX	IBM's implementation of the UNIX operating environment.
API	Application Programming Interface. A defined calling standard for a software module that provides a consistent, standard set of calls to access the functions provided by the module.
Business Logic	The part of an application program that performs the required data processing of the business. It refers to the routines that perform the data entry, update, query and report processing, and more specifically to the processing that takes place behind the scenes.
Client/Server Architecture	System architecture in which the server component acts as the source of data and the client component uses the data to perform various functions.
Compaq RTR	Reliable Transaction Router (RTR) is software fault tolerant transactional messaging middleware used to implement large, distributed applications using client/server technology.
DDE	Dynamic Data Exchange. A Microsoft® standard for communicating data between two programs.
DLL	Dynamic Link Library. A DLL contains a library of machine-language procedures that can be linked to programs as needed at run time. Programs do not need to include code to perform common functions because that code is available in the DLL. Changes can be made once to the DLL routine instead of each individual program.
Compaq UNIX/RISC	The UNIX operating system for Compaq's Alpha processor. The Alpha processor uses a Reduced Instruction Set Chip ("RISC") architecture.

Compaq OpenVMS	Compaq Computer Corporation's proprietary operating system for its VAX and AXP machines.
Dual-Site Failover Capabilities	The ability to provide operational resiliency through the use of systems at widely separated sites, whereby failure of one system allows processing to be picked up and continued on the surviving system.
GIRO	A payment method, similar to a check, used in many European countries.
GUI	Graphical User Interface.
HP-UX	Hewlett-Packard's implementation of the UNIX operating environment.
HTML	Hypertext Markup Language. The language used to design and display Web pages.
Java	A programming language for Internet and intranet applications from Sun. Java was modeled after C++, and Java programs can be called from within HTML documents or launched stand alone. Java is an interpreted language that uses an intermediate language. The source code of a Java program is compiled into "byte code," which cannot be run by itself. The byte code must be converted into machine code at runtime. This means Java programs are not dependent on any specific hardware and will run in any computer with the Java Virtual Machine.
JavaTM 2 Platform, Enterprise Edition (J2EE)	Defines the standard for developing multi-tier enterprise applications. J2EE simplifies enterprise applications by basing them on standardized, modular components, by providing a complete set of services to those components, and by handling many details of application behavior automatically, without complex programming.
JavaBeans / Enterprise JavaBeans	A component software architecture from Sun that runs in the Java environment. JavaBeans are independent Java program modules that can be called up and executed. JavaBeans components can be run remotely in a distributed computing environment using Sun's Remote Method Invocation (RMI) or the OMG's CORBA. Enterprise JavaBeans is the architecture for JavaBeans that run in a server. It is the server-side counterpart to the JavaBean component, which runs in the client.
JDBC or Java Database Connectivity	A defined application program interface that provides a database independent mechanism through which a Java-based application can query and update data in a variety of relational database management systems. The JDBC API is the industry standard for database-independent connectivity between the Java programming language and a wide range of databases. The JDBC API provides a call-level API for SQL-based database access. JDBC technology allows developers using the Java programming language to exploit "Write Once, Run Anywhere" capabilities for applications that require access to enterprise data.

JavaServer Pages (JSP)	Technology that allows Web developers and designers to rapidly develop and easily maintain, information-rich, dynamic web pages that leverage existing business systems. As part of the Java family, JSP technology enables rapid development of web-based applications that are platform independent. JavaServer Pages technology separates the user interface from content generation enabling designers to change the overall page layout without altering the underlying dynamic content.
Java Naming and Directory Interface (JNDI)	A standard extension to the Java platform, providing Java technology-enabled applications with a unified interface to multiple naming and directory services in the enterprise. As part of the Java Enterprise API set, JNDI enables seamless connectivity to heterogeneous enterprise naming and directory services. Developers can now build powerful and portable directory-enabled applications using this industry standard.
JavaServlet Technology	JavaServlet technology provides web developers with a simple, consistent mechanism for extending the functionality of a web server and for accessing existing business systems. A servlet can almost be thought of as an applet that runs on the server side — without a face. Java servlets have made many web applications possible. Servlets are the Java platform technology of choice for extending and enhancing web servers. Servlets provide a component-based, platform-independent method for building web-based applications, without the performance limitations of CGI programs. Today, servlets are a popular choice for building interactive web applications.
LAN or Local Area Network	Local-Area A high speed network connecting personal computers, workstations and, in some cases, mainframe computers.
M programming	A high-level interactive computer programming language developed for use in complex data handling operations. M is an ANSI standard language.
Message-based	An interface that is based on a set of commands. A message-based system is a type of client/server relationship, in which requests are made by a client component, and the results are provided by a server component. It implies greater flexibility and interoperability in contrast with a hard coded operation, which would have to be modified by reprogramming the source code.
Metadata	The data, which defines the data. For example, a relational database table definition is data, but acts to define the lower-level information contained within the table being defined.
Multi-platform	Processes or pieces of hardware that operate on various hardware and software systems without modification.
ODBC	Open Database Connectivity. The Microsoft® standard that provides a database independent mechanism through which a Windows or Windows NTTM application can query and update data in a variety of relational database management systems. The ODBC API (Application Programming Instruction), for example, allows a single Windows application to access Oracle, Sybase and other databases.

Open Financial Exchange (OFX)	Is a specification for the electronic exchange of financial data between financial institutions, business and consumers via the Internet. OFX, which enables transactional, permissive, data feed-driven Web sites, thin clients and personal financial software, streamlines the process financial institutions need to connect to multiple customer interfaces, processors and systems integrators. OFX supports a wide range of financial activities including consumer and small business banking, consumer and small business bill payment, bill presentment, and investments tracking, including stocks, bonds, mutual funds, and 401(k) account details.
Open Systems Architecture	System design that allows users to take advantage of applications from multiple vendors by permitting open access to all internal components and by supporting a wide variety of standards, operating environments and connectivity methodologies.
Open Systems	Open systems and UNIX-based computing have been synonymous, because UNIX runs on more different kinds of computers than any other operating system. The goal of open systems is interoperability between hardware and software that is defined by the industry at large and not one or two vendors. Open systems include database management systems (DBMSs) that run on many different platforms as well and any other tools that are used across multiple platforms.
Port	The process of moving a software application to a new hardware platform, operating system, or language environment.
PSL	PROFILE Scripting Language. A scripting language combining the procedural components of the M programming language, extended by object capabilities. PSL provides a powerful development environment for abstracting the database through a set of object classes as well as providing other banking classes for use in development and customization.
RDBMS	Relational Database Management System. A software system that stores data as a related set of data tables, allows the data to be queried and updated and enforces the integrity of the data. RDBMSs typically act as servers for multiple clients on a network.
Real Time	Characteristic of a process that recognizes changes in dynamic data as the changes occur, communicates those changes and manages the resultant effects of the changes.
Relational Database	File structure that is logically connected by one or more data structures in a separate file.
SQL	Structured Query Language. A standardized language used by RDBMSs to query, update and manage a database.
SWIFT	Society of Worldwide Interbank Financial Telecommunication. SWIFT provides institutions with an automated communication link between financial institutions.
Systems Integrator	A Company that specializes in integrating products from multiple vendors to provide an information systems solution to a customer.

TCP/IP	Transmission Control Protocol/Internet Protocol. TCP/IP provides a low level transport mechanism, similar to DECNet, for linking a variety of computers together in a network. TCP/IP is the common network protocol for UNIX systems and is used as the network for the Internet.
UNIX	UNIX is a highly modular operating system or family of operating systems that provides multi-user, multi-tasking capabilities on a wide variety of platforms.
Wireless Application Protocol (WAP)	An industry wide standard for developing applications over wireless communication networks. The WAP Forum, originally founded by Ericsson, Motorola, Nokia, and Unwired PlanetWML was formed to create the global wireless protocol specification that works across differing wireless network technology types, for adoption by appropriate industry standards bodies.
Wireless Markup Language (WML)	It is a markup language based on XML, and is intended for use in specifying content and user interface for narrowband devices, including cellular phones and pagers.
WebSphere MQ	A range of products provides application programming services that enable application programs to communicate with each other using messages and queues. This form of communication is referred to as commercial messaging. It provides assured, once-only delivery of messages. Using WebSphere MQ means you can separate application programs, so that the program sending a message can continue processing without having to wait for a reply from the receiver. If the receiver, or the communication channel to it, is temporarily unavailable, the message can be forwarded at a later time. WebSphere MQ also provides mechanisms for providing acknowledgements of messages received.
XML	(E)xtensible Markup Language. A document format for the Web that is more flexible than HTML. While HTML uses only predefined tags to describe elements within the page, XML allows tags to be defined by the developer of the page. Thus, tags for virtually any data items can be used for specific applications, allowing Web pages to function like database records.

Forward-looking Statements

        The information regarding "forward-looking statements" under Item 7. "Management's Discussion and Analysis of Financial Condition and Consolidated Financial Condition and Results of Operations," is incorporated herein by reference.

Item 2.    Properties.

        The Company's headquarters and principal administrative, sales and marketing, and application development operations are located in approximately 102,000 square feet of leased space in Malvern, Pennsylvania. These leases expire alternately from 2003 to 2007. The Company runs it's international operations from an office in Chester in the United Kingdom. The Company also leases office space in Madrid, Spain; Warsaw, Poland; Amsterdam, The Netherlands; and Singapore. e-PROFILE's operations center is located outside of Pittsburgh, Pennsylvania in approximately 31,000 square feet of leased space, which expires in 2004. The Company anticipates that additional space will be required as the business expands and believes that it will be able to obtain suitable space as needed.

Item 3.    Legal Proceedings.

        In February 2001, e-PROFILE filed for arbitration in response to 1stWebbankdirect's October 2000 termination of its processing agreement in connection with the consolidation of its e-banking platforms. e-PROFILE is seeking payment of all outstanding receivables from this customer ($1,350,000 at December 31, 2001), as well as certain fees due for minimum processing obligations. 1stWebbankdirect has counterclaimed and is seeking a refund of the implementation fees they paid for the project. The Company has not recognized implementation revenue or direct costs related to this contract through December 31, 2001, in accordance with SAB No. 101. A decision from the arbitration panel is expected in the second quarter of 2002.

        During the fourth quarter of 2001, an unannounced client that was in the final stages of implementing an outsourced solution on the e-PROFILE platform notified us of their intent to discontinue their plans of launching a direct bank. As of December 31, 2001, e-PROFILE had a $2,871,000 receivable balance with this customer. e-PROFILE is seeking payment of all outstanding receivables from this customer as well as certain fees related to the customers termination of the relationship. In accordance with SAB No. 101, the Company has recognized a portion of the associated deferred revenue and costs during the period this client was live in a "friends and family" environment and prior to the client notifying the Company of their intent to discontinue their plans.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

Item 4A.    Executive Officers of the Registrant.

        The executive officers of the Company are as follows:

Name	Age	Position
Michael A. Sanchez	44	Chairman of the Board of Directors
Frank R. Sanchez	45	Chief Executive Officer and Director
Joseph F. Waterman	50	President, Chief Operating Officer and Director
Douglas J. Enns	52	Managing Director, International Operations
Michael D. Harris	41	Senior Vice President, Engineering
Eric Panepinto	37	President of e-PROFILE
Richard Phillimore	55	Senior Vice President, Chief Marketing Officer
Todd A. Pittman	34	Senior Vice President, Chief Financial Officer
Daniel W. Sollis	43	Senior Vice President Global Sales
John H. Teaford	55	Senior Vice President Strategic Alliances

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

        Eric Panepinto has been president of e-PROFILE since May 2001, with responsibility for all aspects of the outsourcing business. Before assuming this position he was senior vice president of Client and Vendor Relations, beginning with the incorporation of e-PROFILE in February 1999. From May 1998 until he joined e-PROFILE, Mr. Panepinto was the Vice President of Marketing and Lead Product Manager of Citigroup, Global Consumer Bank. From September 1997 until May 1998, he was the Vice President of New Business Development at Citicorp Investment Services, Inc. Prior to holding that position he was the Vice President of CitiGold National Support for Citibank, U.S. Europe Consumer Bank.

        Richard Phillimore became chief marketing officer in June 2000. Previously, Mr. Phillimore was the executive vice president of Infineer Inc., and a former senior vice president for MasterCard International. Mr. Phillimore directed and led all public relations and investor relations activities, led the re-branding of the company and implemented the associated communication plan. At MasterCard, prior to heading the association's global smart card business, Mr. Phillimore was the inaugural General Manager of Maestro International, MasterCard's global on-line debit program.

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

	High	Low
Fiscal Year 2000:
First Quarter	$59.563	$28.750
Second Quarter	35.125	13.750
Third Quarter	23.938	14.375
Fourth Quarter	20.500	8.000
Fiscal Year 2001:
First Quarter	17.563	6.750
Second Quarter	14.850	6.438
Third Quarter	15.420	7.000
Fourth Quarter	$9.750	$6.500

        As of March 15, 2002 the Company had outstanding 26,008,420 shares of common stock held by approximately 11,100 shareholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

	2001	2000	1999	1998	1997
	In Thousands, Except Per Share Data
Statement of Operations Data:
Revenues	$88,783	$68,407	$56,407	$44,059	$28,891
Earnings (loss) before income taxes	5,559	(8,805)	7,440	10,763	5,327
Net earnings (loss)	3,879	(6,072)	5,171	7,034	3,676
Basic earnings (loss) per share	0.15	(0.24)	.22	.31	.17
Diluted earnings (loss) per share	$0.15	$(0.24)	$.20	$.29	$.15
Weighted average common shares outstanding	25,707	24,912	23,911	23,042	22,070
Weighted average common and diluted shares outstanding	26,324	24,912	26,062	24,544	23,950
Pro forma Presentation of SAB No. 101:
Net earnings			$4,998	$7,034	$3,676
Basic earnings per share			.21	.31	.17
Diluted earnings per share			.19	.29	.15
Balance Sheet Data:
Cash and cash equivalents	$40,955	$39,890	$25,404	$27,177	$12,827
Working capital	50,301	45,268	35,541	27,090	20,585
Total assets	98,335	95,320	56,395	43,285	33,222
Long-term debt, including current portion			83	314	524
Total shareholders' equity	$60,130	$55,352	$45,438	$31,772	$23,233
Backlog:
Products and services	$25,908	$28,336	$6,207	$6,667	$12,402
Maintenance	28,371	18,795	25,490	27,253	22,300

Total backlog	$54,279	$47,131	$31,697	$33,920	$34,702

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Sanchez Computer Associates, Inc. ("Sanchez" or "the Company") is a global leader in developing and marketing scalable and integrated software and services solutions that provide retail banking, brokerage and customer integration for financial institutions. Approximately 350 financial institutions in 18 countries use Sanchez banking software products. Sanchez maintains its corporate headquarters in Malvern, Pa., its outsourced operations center in Pittsburgh, Pa., and runs its international operations from Chester in the United Kingdom.

        The Sanchez integrated banking platform empowers financial institutions to accelerate business transformation and achieve a competitive advantage by lowering operating costs, reducing technology risks and improving customer management. These solutions include: Sanchez Profile®, the highly flexible, multi-currency, multi-language, customer-centric, core banking and transaction processing application; Sanchez Xpress™, an enterprise customer and transaction management system, which empowers CRM and delivers business integration; Sanchez Webclient™, a Web-based, Internet customer front-end processor; and Sanchez WebCSR™, a browser-based integrated customer servicing application that can be deployed across multiple retail delivery channels such as branches and call centers.

        Sanchez also uses its integrated banking platform as the basis for a complete outsourced e-banking solution under the e-PROFILE® brand. Sanchez' e-PROFILE solution provides an integrated end-to-end operations and technology platform that enables financial services companies to offer comprehensive on-line financial services to their customers. At December 31, 2001, the open account base was approximately 440,000 accounts.

        As of December 31, 2001, Sanchez was processing accounts for a number of marquee clients including, GMAC Bank, Allstate Bank, Juniper Bank, Morgan Stanley Dean Witter's BusinesScape, Lehman Brothers Bank, DeepGreen Bank and ING DIRECT USA. MetLife Bank became a client in the fourth quarter of 2001 and is in implementation.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this Annual Report. We believe our most critical accounting policies, judgments and estimates include revenue recognition matters, determining the estimated lives of our processing contracts and determining our allowance for doubtful accounts.

        For Sanchez' software license contracts, a determination needs to be made for each contract regarding whether the percentage-of-completion contract accounting method should be used to recognize revenue or whether revenue can be recognized when the software is delivered and all of the conditions of the American Institute of Certified Public Accountants, Statement of Position ("SOP") 97-2, "Software Revenue Recognition," are met. Contract accounting is required if our services are essential to the arrangement. In many cases, our services are essential to the arrangement because they involve customization and interfaces, and our license fees are paid in stages based on the completion of defined service deliverables. As a result, we typically recognize revenue from these arrangements using contract accounting, which generally results in recording revenue over a longer period of time. In other cases, our services are not essential to the arrangement, such as arrangements where an unrelated third party performs implementation services and the realization of our license fee is not dependent on the completion of such services. In these situations, we recognize license fees when persuasive evidence of an arrangement exists, the software is delivered, our fee is fixed or determinable and collection is probable, which generally results in recording revenue earlier than when contract accounting is used. The determination of whether our services are essential involves significant judgment and could have a material impact on our quarterly results of operations to the extent that significant new contracts are not accounted for using contract accounting.

        Under the percentage-of-completion contract accounting method, the Company recognizes revenue from the entire arrangement based on the percentage of costs incurred related to the implementation and development services compared to the total cost of such services. Using the percentage-of-completion method requires management to make estimates about the future costs of services, which are subject to change for a variety of internal and external factors. A change in these estimates could result in a material adjustment to the amount of revenue recorded under an arrangement.

        The Company's e-PROFILE outsourced projects generate both product license revenues and implementation-related service revenues, which in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," are largely deferred during the implementation phase along with the related costs until the client begins processing its customer's accounts on the outsourced platform. Once a client "goes live," the deferred revenue and costs are amortized over the expected life of the processing arrangement. Until we have more historical experience related to the actual term of processing arrangements, we have determined that the expected life of the arrangements does not exceed their contractual term. As it becomes apparent that a client will renew its processing term, the expected life is extended prospectively. To date, the contract terms have ranged from one to three years. Should a client terminate early, all revenue and cost would be recognized as of the termination date, if the amount is determinable and collection probable, which could be significant. A change in the expected life of the contact could have a material impact on the timing of future revenue and margin recognized from the amortization of deferred implementation and license fees.

        Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The majority of the Company's receivables are due from financial service organizations located throughout the United States, Europe and Canada. From time to time, our clients dispute the amounts due to us and in other cases our clients experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectable accounts. The determination of the appropriate reserve needed for uncollectable accounts involves significant judgment. A change in the factors used to evaluate collectability could result in a significant change in the reserve needed. Such factors include changes in the financial condition of our customer as a result of industry, economic or customer-specific factors, the ultimate settlement of disputes and, in certain cases, the decisions of third party arbitrators or courts.

Results of Operations

        The following table sets forth for the periods indicated selected statement of operations data:

	Year Ended December 31,
	2001	2000	1999
	Dollars in Thousands
Revenues
Products	$23,958	$20,076	$19,131
Services	33,928	27,294	24,216
Processing	14,883	8,259	2,941
Software maintenance fees and other	16,014	12,778	10,119

Total revenues	$88,783	$68,407	$56,407

Percentage Relationship to Total Revenues
Revenues
Products	27.0%	29.3%	33.9%
Services	38.2	39.9	43.0
Processing	16.8	12.1	5.2
Software maintenance fees and other	18.0	18.7	17.9

Total revenues	100.0	100.0	100.0
Operating expenses
Product development	19.4	33.3	27.9
Product support	5.7	6.5	6.8
Services	28.3	26.9	23.9
Processing	15.3	9.8	4.3
Sales and marketing	16.2	17.1	14.6
General, administrative and other	10.9	21.9	11.3

Total operating expenses	95.8	115.5	88.8
Earnings (loss) from operations	4.2	(15.5)	11.2
Interest income, net	2.1	2.6	2.0

Earnings (loss) before income taxes	6.3	(12.9)	13.2
Income tax provision (benefit)	1.9	(4.3)	4.0

Net earnings (loss) before cumulative effect of change in accounting principle	4.4	(8.6)	9.2
Cumulative effect of change in accounting principle		(0.3)

Net earnings (loss)	4.4%	(8.9)%	9.2%

Highlights for 2001

        For the year ended December 31, 2001, the Company grew revenue approximately 30 percent to $88.8 million, and posted net earnings of $3.9 million or $0.15 per diluted share, which was an earnings increase of $0.39 over the same period for 2000. The Company also grew its outsourced processing revenues 80 percent in 2001 to $14.9 million, which was up from $8.3 million recorded in 2000. The Company also reported the quarterly operating loss of Sanchez' outsourcing solution declined for the seventh consecutive quarter with the fourth quarter ending December 31, 2001. e-PROFILE's operating loss for 2001's fourth quarter was $538,000 compared to 2001's fourth quarter operating loss of $2.8 million. During 2001, the Company made several announcements regarding its e-PROFILE outsourcing solution. MetLife Bank, the nationally chartered bank subsidiary of MetLife Inc., selected to outsource the bank's operations and technology infrastructure using the Company's outsourcing platform. In addition, MetLife Bank licensed several Sanchez products including Sanchez Profile, Xpress, Webclient and WebCSR. GMAC Bank, a unit of GMAC Financial Services, launched the first phase of its multi-channel bank in 2001 and launched its web-based solution in early 2002.

        Additional highlights included the significant revenues the Company received from its application software business. ING's Postbank, one of the largest retail banks in the Netherlands, continued to grow its retail account base and contributed to Sanchez' revenue growth by purchasing services and license scope expansion. Lloyds TSB Bank plc, one of the 25 largest and most highly rated financial services groups in the world, contributed significant services revenues to the Company as the bank continued to roll out its e-commerce strategy for the UK and continental Europe. Patagon.com, a Madrid-based Internet provider of financial services for Latin America and backed by one of Spain's leading banks, Banco Santander Central Hispano, contributed significant product and service revenue during the year as it continued to implement Sanchez banking solutions in Latin America.

        Other announcements highlighting the year included the addition of ING DIRECT Italy, which became the fifth ING DIRECT institution to open its virtual banking doors using Sanchez' integrated banking solution. Sumitomo Mitsui Banking Corporation (SMBC), the world's second largest banking corporation, successfully converted its global corporate banking customer and deposit operation in Brussels to a Sanchez solution. Brussels joined SMBC's New York and London offices running Sanchez applications as part of acorporate banking systems solution. Górnoslaski Bank Gospodarczy S.A., of Katowice, Poland, selected a Sanchez integrated banking solution to replace the institution's retail banking environment with a fully integrated bank branch, ATM and agent processing system. Vysya Bank, one of India's largest and leading private sector banks, went live with its Sanchez solution making the bank the first Indian institution to replace its legacy banking environment with a fully integrated bank branch, ATM and Internet solution. Inteligo Financial Services S.A. and Bankgesellschaft Berlin (Polska) launched a joint, multi-channel, direct financial services venture in Poland using Sanchez' software.

        The Company expanded its partnerships with several leading vendors. The Company entered into a joint marketing agreement with Sun Microsystems to offer the Sanchez platform of integrated banking products on Sun's Solaris' 8 platform. The Company also ported its Profile banking solution to the Solaris 8 platform during the year and entered into a global marketing, sales and consulting services alliance with Perot Systems Corporation to sell integrated customer information solutions and retail banking systems to the world's top financial institutions. In addition the Company signed a strategic consulting services agreement with CMG, a leading global information and communications technology company, to focus on clients in Belgium, The Netherlands, and Luxemborg. During the year, the relationship with IBM was instrumental in the MetLife and Vysya transactions.

2001 Compared to 2000

        Revenues.    Revenues increased $20.4 million, or 29.8%, in 2001, as each revenue category increased over 2000. The primary reasons for the increase were processing and service revenues. Processing and service revenues each increased $6.6 million in 2001, which represented an increase over 2000 of 80.2% and 24.3%, respectively. The processing increase is mainly due to the number of clients that have gone live on our outsourcing solution, as well as an increase in per account processing revenues due to the expanded services selected by our clients. Most of the service growth was attributable to the accretion of SAB No. 101 revenue from the clients that went live on the outsourcing solution and service revenues associated with implementation support in our software application business. For the year ended December 31, 2001, product revenues increased $3.9 million, or 19.3%. This increase is primarily attributable to license recognition from implementing clients in the U.S./Caribbean market and license expansion for existing clients. Software maintenance and other revenues increased $3.2 million, or 25.3%, for the year ended December 31, 2001, as a result of an increase in the Company's supported client base and a one-time settlement reached with a former customer pertaining to disputed maintenance charges.

        Product development.    Product development expenses decreased $5.6 million, or 24.6%, in 2001. This decrease is primarily attributable to the creation of a product management group that includes a number of employees previously assigned to the development function. This newly created organization, a portion of which is allocated to sales and marketing, is responsible for managing all facets of our individual product lines, managing product profitability and providing technical sales support to our internal and partner sales organizations. Also contributing to the decrease was the deferral, for the first time, of product expenses related to deferred SAB No. 101 product revenue and lower incentive compensation.

        Product support.    Product support expenses increased by $616,000, or 13.9%, for the year ended December 31, 2001, as compared to the same period last year. This increase was primarily due to costs required to support the larger converted client base.

        Services.    Service expenses increased by $6.7 million, or 36.6%, during 2001, as compared to 2000. The increase was primarily due to the accreted expenses associated with the SAB No. 101 revenue. The gross margin relative to associated revenues was 25.9% for 2001, compared to 32.5% for 2000. The decrease in margin is primarily attributable to the lower margin on the accreted SAB No. 101 revenue and continued contribution by our third-party e-PROFILE partners.

        Processing.    Processing expenses increased $6.8 million, or 101.6%, in 2001, as compared to 2000. This increase is attributable to third-party processing fees and increased staffing. Although gross processing margin increased in the second half of 2001, the 8.8% full year margin compared to 18.5% during 2000 reflects the continued investment in the processing operation in anticipation of client account growth.

        Sales and marketing.    Sales and marketing expenses increased by $2.7 million, or 23.5%, due to the re-deployment of product development resources to sales and marketing and increased sales and sales support staff. In addition, the Company increased its level of external marketing expenditures in an effort to create a greater market awareness of the Company's multi product offerings for the financial services industry. These increases were partially offset by lower consulting fees, third-party commissions and incentive compensation.

        General, administrative and other.    These expenses decreased by $5.3 million, or 35.5%, in 2001 primarily due to a decrease in consulting fees, lower incentive compensation, costs associated with the sale of third-party products and the write-off in 2000 of previously capitalized IPO costs.

        Income tax provision.    Taxes in 2001 were 30.2% of income before taxes, as compared to 33.0% for the year ended December 31, 2000. The decrease in rate was due to a better than expected benefit derived from our foreign sales corporation upon filing our 2000 tax return.

2000 Compared to 1999

        Revenues.    Revenues increased $12.0 million, or 21.3% in 2000. The primary reason for this increase was processing revenues, which increased $5.3 million or 181% in the year ended December 31, 2000. The increase in processing revenues was generated by the increased number of clients and accounts processing with the e-PROFILE solution. Service revenues increased $3.1 million in 2000, primarily as a result of additional implementation activity associated with e-banking projects. For the year ended December 31, 2000, product revenues increased $945,000 or 4.9% as a result of new license sales and one-time license expansions. Software maintenance and other revenues increased $2.7 million or 26.3% in 2000 as compared to 1999. This increase is primarily attributable to an increase in the Company's supported client base and higher sales of third-party products.

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

        Services.    Services expenses increased by $4.9 million, or 36.5%, during 2000. The increase was primarily due to additional staffing and related overhead costs for both Sanchez and e-PROFILE needed to support the increased services delivered. The gross margin relative to associated revenues for the year ended December 31, 2000 was 32.5%, compared to 44.3% for the year ended December 31, 1999. The decrease was primarily attributable to the increased use of third party partners.

        Processing.    Processing expenses increased by $4.3 million, or 178%, during 2000, in conjunction with a corresponding increase in processing revenues.

        Sales and marketing.    Sales and marketing expenses increased by $3.4 million, or 41.3%, in the 2000 period due to costs associated with increased staffing, third-party commissions and consulting fees related to developing sales strategies and marketing plans.

        General, administrative and other.    These expenses increased by $8.6 million, or 136%, due to increased e-PROFILE staffing and subsequent one-time charges related to integrating certain portions of e-PROFILE back into Sanchez, the write-off of e-PROFILE initial public offering costs and higher bad debt reserves.

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

Liquidity and Capital Resources

        Cash and cash equivalents were $41.0 million at December 31, 2001. Cash flows from operations for 2001 were $4.9 million, $10.1 million in 2000, and $2.3 million in 1999. The net cash provided by operating activities in 2001 was primarily due to net earnings, depreciation, amortization and income tax refunds. The increases in cash were partially offset by an increase in accounts receivable due to the increase in billable milestones late in the fourth quarter and the decrease in accounts payable and accrued expenses. The 99 days sales outstanding as of December 31, 2001, is in line with our historical average. The receivable balance will continue to be significantly impacted by the timing of contract milestones and time and material billings.

        During 2001, the Company used $4.4 million for investing activities primarily related to the purchase of fixed assets due to increased staffing and additional equipment.

        Financing activities contributed cash of $546,000 in 2001, as a result of participation in the employee stock purchase plan and the exercise of options, which was partially offset by the repurchase of e-PROFILE outstanding stock. The $546,000 represents a significant reduction compared to $10.3 million in 2000. The primary reason for the decrease was a $6.0 million investment in e-PROFILE from two external sources in 2000, which were subsequently converted to Sanchez stock, as well as a reduction of stock options exercised.

        In April of 2001, the Company agreed to commit up to $10 million of capital contributions to a newly formed venture fund that invests in early stage technology companies. As of December 31, 2001, the Company has invested $1.5 million in the fund. The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future and at a minimum through the next year. Should the

Company's business expand more rapidly than expected, the Company believes that additional capital, if necessary, would be available to fund such operating and capital requirements.

        The Company believes that its business is generally not seasonal; however, the Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue, earnings and cash flow patterns. This variability is typically driven by significant events, which directly impact the recognition and billing of project related revenues. Examples of such events include the timing of new business contract closings and the initiation of product and service fee revenue recognition, one-time payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users) and completion of implementation project roll outs and the related revenue recognition. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter. The Company believes that over the course of time the ongoing monthly revenue stream associated with the e-PROFILE outsourcing operation will contribute toward more predictable quarter-to-quarter revenues.

Forward-looking Statements

        Certain matters discussed in this Form 10-K contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements concerning the Company's revenues, expenses and earnings, future operating and financial performance, growth rates, acquisition opportunities, and other similar forecasts and expectations. The words "anticipate," "estimate," "believe," "expect," "intend," "plan," "project" and variations of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on operating budgets, forecasts, beliefs and assumptions of management and, as such, are subject to risks and uncertainties and are not guarantees of future performance. Actual outcomes could differ materially from those expressed in any such forward-looking statement due to a variety of factors including, but not limited to, the demand for products and services in the financial services industry, competition among software and technology companies serving that industry, the timing of new contract closings, potential delays in the implementation of products and services, the success of the Company's e-PROFILE business model, the extent to which the Internet will be used for financial services and products, the development of banking markets, market acceptance of the Company's products and services within these markets, the Company's ability to protect its intellectual property rights, the potential adverse impact of security breaches, and the Company's ability to continue to improve its products and services. In addition to these factors, actual performance, outcomes and results may differ materially because of other, more general factors including, without limitation, general industry and market conditions and growth rates, domestic and international economic conditions, governmental and public policy changes and the availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's potential future needs.

7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk—The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents. The Company does not have any derivative financial instruments in its portfolio. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not expect any material losswith respect to its cash equivalents.

        Foreign Currency Risk—The Company does not use foreign exchange forward contracts. Substantially all contractual arrangements with international customers are denominated in U.S. dollars.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Public Accountants

To Sanchez Computer Associates, Inc.:

        We have audited the accompanying consolidated balance sheets of Sanchez Computer Associates, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanchez Computer Associates, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        As explained in Note 2 to the financial statements, effective January 1, 2000, the Company changed its method of recognizing revenue.

Arthur Andersen LLP

Philadelphia, Pennsylvania
February 5, 2002

Sanchez Computer Associates, Inc.

Consolidated Balance Sheets

(In Thousands)

	December 31,
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$40,955	$39,890
Accounts receivable less allowances ($1,219—2001; $1,197—2000)	21,359	17,906
Contracts in process	1,757	2,441
Income tax refund receivable	1,265	4,226
Deferred income taxes	4,683	3,521
Prepaid and other current assets	1,537	1,429
Deferred product and service expense	8,797	9,187

Total current assets	80,353	78,600
Property and equipment
Equipment	14,275	11,469
Furniture and fixtures	2,468	2,346
Leasehold improvements	3,086	2,866

	19,829	16,681
Accumulated depreciation and amortization	(12,582)	(8,451)

Net property and equipment	7,247	8,230
Deferred product and service expense	5,828	3,845
Deferred income taxes	801	758
Other non-current assets	4,106	3,887

Total assets	$98,335	$95,320

LIABILITIES
Current liabilities
Accounts payable	$4,929	$2,819
Accrued expenses	7,621	11,933
Deferred revenue	5,266	6,032
Deferred product and services revenue	12,236	12,548

Total current liabilities	30,052	33,332
Deferred product and service revenue	8,153	6,636

Total liabilities	38,205	39,968
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY
Common stock, stated value of $.01 per share, 75,000 authorized, 25,963 shares issued and outstanding as of December 31, 2001 and 25,221 shares issued and 25,211 shares outstanding as of December 31, 2000	259	252
Additional paid-in capital	45,170	44,431
Retained earnings	14,701	10,822
Treasury stock (10 shares)		(153)

Total shareholders' equity	60,130	55,352

Total liabilities and shareholders' equity	$98,335	$95,320

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2001		2000	1999
Revenues
Products		$23,958	$20,076		$19,131
Services		33,928	27,294		24,216
Processing		14,883	8,259		2,941
Software maintenance fees and other		16,014	12,778		10,119

Total revenues		88,783	68,407		56,407
Operating expenses
Product development		17,194	22,808		15,737
Product support		5,043	4,427		3,828
Services		25,153	18,420		13,497
Processing		13,573	6,733		2,426
Sales and marketing		14,403	11,665		8,253
General, administrative and other		9,667	14,981		6,359

Total operating expenses		85,033	79,034		50,100

Earnings (loss) from operations		3,750	(10,627)		6,307
Interest income, net		1,809	1,822		1,133

Earnings (loss) before income taxes		5,559	(8,805)		7,440
Income tax provision (benefit)		1,680	(2,906)		2,269

Net earnings (loss) before cumulative effect of change in accounting principle		3,879	(5,899)		5,171
Cumulative effect of change in accounting principle, net of tax			(173)

Net earnings (loss)		$3,879	$(6,072)		$5,171

Basic earnings (loss) per average common share before cumulative effect of change in accounting principle		$.15	$(.24)		$.22
Diluted earnings (loss) per average common share before cumulative effect of change in accounting principle		..15	(.24)		..20
Basic earnings (loss) per average common share		..15	(.24)		..22
Diluted earnings (loss) per average common share	$	..15	$(.24)	$	..20
Weighted-average common shares outstanding		25,707	24,912		23,911
Weighted-average common and diluted shares outstanding		26,324	24,912		26,062
Pro forma presentation for change in accounting principle
Net earnings					$4,998
Basic earnings per average common share					.21
Diluted earnings per average common share					$.19

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.

Consolidated Statements of Shareholders' Equity

(In Thousands, Except Per Share Amounts)

	Common Stock
			Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Notes Due on Common Stock Purchases
	Shares	Amount					Total
Balances at December 31, 1998	23,469	$234		$20,055	$11,723	$(240)	$31,772
Net earnings					5,171		5,171
Purchase of common stock	(60)		$(592)				(592)
Exercise of stock options	858	8	1,149	1,627			2,784
Cashless stock option exercise using treasury stock	(20)		(557)	557			0
Tax benefit from stock options exercised				4,189			4,189
Stock-based compensation expense				551			551
Employee stock purchase plan	38	1		750			751
Stock option loan repayments						148	148
Issuance of stock related to acquisition	72	1		663			664

Balances at December 31, 1999	24,357	244	0	28,392	16,894	(92)	45,438
Net loss					(6,072)		(6,072)
Purchase of common stock	(122)		(2,023)				(2,023)
Exercise of stock options & warrants	771	6	1,450	4,388			5,844
Tax benefit from stock options exercised				2,823			2,823
Stock-based compensation expense	182	2		2,784			2.786
Employee stock purchase plan	23		420	44			464
Stock option loan repayments						92	92
Equity investments				6,000			6,000

Balances at December 31, 2000	25,211	252	(153)	44,431	10,822	0	55,352
Net earnings					3,879		3,879
Exercise of stock options	115	1	153	586			740
Tax benefit from stock options exercised				353			353
Employee stock purchase plan	117	1		811			812
Exchange of subsidiary stock	520	5		(5)			0
Repurchase of subsidiary stock				(1,006)			(1,006)

Balances at December 31, 2001	25,963	$259	$0	$45,170	$14,701	$0	$60,130

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net earnings (loss)	$3,879	$(6,072)	$5,171
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities
Depreciation and amortization	4,700	4,157	2,765
Stock based compensation		2,786	551
Deferred income taxes	(1,205)	(4,075)	198
Equity in loss of venture fund	462
Deferred product and service revenue	1,205	19,184
Deferred product and service expense	(1,593)	(13,032)
Provision for doubtful accounts receivable	100	790
Other		(2)	(9)
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	(3,553)	(6,132)	(9,561)
Contracts in process	684	786	3,551
Income taxes receivable/payable	3,314	1,519	(322)
Prepaid and other current assets	(108)	(242)	(262)
Accounts payable and accrued expenses	(2,202)	7,989	(22)
Deferred revenues	(766)	2,417	262

Net cash provided by operating activities	4,917	10,073	2,322
Cash flows from investing activities
Capital expenditures	(3,148)	(5,665)	(5,214)
Investments	(1,250)	(267)	(161)
Proceeds from sale of fixed assets		51
Capitalized computer software costs			(1,081)
Cost of acquisitions, net of cash acquired			(499)

Net cash used in investing activities	(4,398)	(5,881)	(6,955)
Cash flows from financing activities
Repayment of notes due on common stock purchases		92	148
Purchase of common stock for treasury	(1,006)	(2,023)	(592)
Principal payments under long-term notes		(83)	(231)
Proceeds from equity investments		6,000
Issuance of common stock	740	5,844	2,784
Proceeds from issuance of shares under the employee stock purchase plan	812	464	751

Net cash provided by financing activities	546	10,294	2,860

Net increase (decrease) in cash and cash equivalents	1,065	14,486	(1,773)
Cash and cash equivalents at beginning of year	39,890	25,404	27,177

Cash and cash equivalents at end of year	$40,955	$39,890	$25,404

Supplemental cash flow information
Interest paid	$0	$3	$14
Income taxes paid	$1,216	$597	$3,060

See notes to consolidated financial statements

Notes to Consolidates Financial Statements

(In Thousands, Except Share and Per Share Amount)

(1)  Description of Business

        Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") is a global leader in developing and marketing scalable and integrated software and services solutions that provide retail banking, brokerage and customer integration for financial institutions. These solutions include: Sanchez Profile®, the highly flexible, multi-currency, multi-language, customer-centric, core banking and transaction processing application; Sanchez Xpress™, an enterprise customer and transaction management system, which empowers CRM and delivers business integration; Sanchez Webclient™, a Web-based, Internet customer front-end processor; Sanchez WebCSR™, a browser-based integrated customer servicing application that can be deployed across multiple retail delivery channels such as branches and call centers; and Sanchez FMS™, the Financial Management System, which is an online, real-time cost center-based accounting system with complete multi-company and multi-currency support. In addition, Sanchez also offers Profile for Windows®, a 32-bit Windows-based graphical user interface designed for use by tellers, branch and call center personnel, and Profile Application Tools, which is a set of six packaged tools that assist with developing client-side code for various applications. Sanchez also uses its integrated banking platform as the basis for a complete outsourced e-banking solution under the e-PROFILE® brand. Sanchez' e-PROFILE solution provides an integrated end-to-end operations and technology platform that enables financial services companies to offer comprehensive on-line financial services to their customers. e-PROFILE is a wholly owned subsidiary of Sanchez. This solution integrates products and services from the industry's "best-in-class" vendors and manages them under one operating umbrella.

(2)  Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of Management Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to continuously make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. The most significant estimates are the percentage-of-completion method for revenue recognition, estimated lives of processing relationships and allowance for doubtful accounts.

        Revenue Recognition—The Company generally recognizes product revenues, which include software license fees and product enhancement fees, using the percentage-of-completion method over a period of time that commences with the execution of the license agreement and ends with the completion of the enhancements or implementation. If the customer does not request enhancements and implementation, the Company generally recognizes the license fee from these products upon delivery, provided that the other undelivered services are not essential to the functionality of the software. The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, the license amount is fixed and determinable and collectability is probable. The Company's software licensing agreements provide for a warranty period. The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized ratably over the warranty period.

        Service revenues, which include client implementation and consulting fees, are typically recognized when the services are performed or on the percentage-of-completion method, depending on the contract terms. In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," revenue from implementation services and initial product licenses sold upfront for e-PROFILE clients are recognized ratably over the expected term of the processing contract, ranging from 1 to 3 years. Implementation fees for e-PROFILE clients that do not ultimately execute processing agreements are recognized in the period during which the project is terminated, the amount determinable and collection probable. Direct costs related to implementation services for e-PROFILE clients are deferred and recognized ratably over the expected life of the processing arrangement or expensed as incurred, consistent with the related revenue recognition. Revenue from software maintenance contracts is recognized ratably over the term of the maintenance contract.

        Contracts in process in the accompanying consolidated balance sheets represent revenues recognized in excess of amounts invoiced; deferred revenues represent license and maintenance amounts collected from or invoiced to customers in excess of revenue recognized, and deferred product and service revenues represent amounts deferred in accordance with SAB No. 101.

        Allowance for Doubtful Accounts—The majority of the Company's receivables are due from financial service organizations located throughout the United States, Europe and Canada. From time to time, our clients dispute the amounts due to us and in other cases our clients experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectable accounts. The determination of the appropriate reserve needed for uncollectable accounts involves significant judgment. A change in the factors used to evaluate collectability could result in a significant change in the reserve need. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors, the ultimate settlement of disputes and, in certain cases, the decisions of third party arbitrators or courts.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates market value due to the short maturity of the investments. The Company maintains a centralized cash management program whereby its excess cash balances are invested in high quality short-term money market instruments. Cash balances in the Company's accounts may exceed federally insured limits.

        Investments—The Company has certain investments in technology service firms which are accounted for on the cost method as the Company does not have significant influence over its investees. Through December 31, 2001, the Company has invested $1,500 in a newly formed venture fund that invests in early stage technology companies. The Company accounts for its investment in the fund using the equity method whereby the Company records its share of the fund's earnings or losses as determined by generally accepted accounting standards. For the year ended December 31, 2001, the Company recorded $464 of expense for its share of the fund's losses. At December 31, 2001, the Company's investment in the fund is $1,036. The Company's total commitment to the fund is $10,000. The Company does not believe that any of its investments are impaired as of December 31, 2001. Investments were $2,748 and $1,962 as of December 31, 2001 and 2000, respectively, and are included in other non-current assets.

        Property and Equipment—Property and equipment is carried at cost, except for assets under capital leases, which are recorded at the present value of future lease payments. Expenditures for major renewals, improvements and betterments are capitalized and minor repairs and maintenance are charged to expense as incurred. When assets are sold, the related cost and accumulated depreciation are removed from the accounts and any gain or loss from such disposition is included in operations.

        Impairment of Long-Lived Assets—The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets, including goodwill, when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management believes that no long-lived assets were impaired as of December 31, 2001 and 2000.

        Depreciation and Amortization—Depreciation and amortization are provided over the estimated useful lives of the related assets using the straight-line method. Equipment and furniture and fixtures typically have useful lives of three and five years, respectively. The useful life of leasehold improvements is the lesser of the lease term or 5 years.

        Capitalized Software Costs—Certain development costs of the Company's software products are capitalized subsequent to the establishment of technological feasibility and up to the time the product becomes available for general release. Amortization is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of four years is assigned to capitalized software development costs. All costs of software program maintenance are charged to expense as incurred.

        There were no capitalized software costs during 2001 and 2000. Total costs capitalized in 1999 were $1,081. Accumulated amortization was $2,393 and $1,951 as of December 31, 2001 and 2000, respectively. Amortization of capitalized software costs amounted to $442, $592 and $551 in 2001, 2000 and 1999, respectively. All capitalized software costs are written down to net realizable value when the carrying amount is in excess thereof. No write-downs were required for 2001, 2000 or 1999. At December 31, 2001 and 2000, the net capitalized software balance was $459 and $901, respectively.

        Income Taxes—The Company accounts for income taxes following the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires deferred tax assets or liabilities to be recognized for the estimated future tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities based on the enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. Additionally, the benefits of utilizing net operating loss carryforwards and credit carryforwards are recognized to the extent management of the Company believes that it is more likely than not that the benefits will be realized in future periods.

        Earnings Per Share—The Company follows SFAS No. 128, "Earnings per Share," which requires presentation of two amounts, basic and diluted earnings (loss) per share.

        Basic earnings (loss) per share has been calculated as net earnings (loss) divided by weighted-average common shares outstanding, while diluted earnings (loss) per share has been computed as net earnings (loss) divided by weighted-average common and diluted shares outstanding which includes the dilutive effect of stock options and warrants. The following table provides a reconciliation of weighted average common shares outstanding to weighted-average common and diluted shares outstanding (in thousands):

	Year Ended December 31,
	2001	2000	1999
Weighted-average shares outstanding	25,707	24,912	23,911
Dilutive effect of
Warrants			41
Options	617		2,110

Total common and diluted shares	26,324	24,912	26,062

        At December 31, 2001, potentially dilutive common stock equivalents include options to purchase 4,050,795 shares of common stock. All potentially dilutive common stock equivalents were excluded from the calculation of net loss per share for the year ended December 31, 2000, as their effect is anti-dilutive as a result of the net loss incurred for the period. Additionally, for the year ended December 31, 2000, the Company excluded e-PROFILE common stock, which is convertible into shares of Sanchez common stock, due to the net loss for the period. For the year ended December 31, 1999, there were no anti-dilutive common stock equivalents.

        Recent Accounting Pronouncements—In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 was required to be adopted by no later than the fourth quarter of the year ending December 31, 2000; however, the Company adopted SAB No. 101 in June 2000. The Company's previous revenue recognition policy was in accordance with generally accepted accounting principles. In accordance with SAB No. 101, the Company changed its revenue recognition policy to recognize revenue from implementation services for e-PROFILE clients ratably over the expected term of the processing arrangement versus recognizing such revenue when the services were performed, due to a continuing involvement with e-PROFILE clients.

        The adoption of SAB No. 101 on 1999 results was recorded as a cumulative effect of a change in accounting principle during the year ended December 31, 2000, resulting in an increase to net loss of $173, which represents the net effect of deferring implementation revenue and costs that were previously recognized in the fourth quarter of 1999. During the year ended December 31, 2000, the Company recognized revenue and net earnings of $1,806 and $173, respectively, which was previously recognized in 1999 and represents the entire cumulative effect of the change in accounting principle. Pro forma disclosure for the year ended December 31, 1999, present net income and earnings per share as if SAB No. 101 was in effect for all periods presented.

        On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations consummated after June 30, 2001, be accounted for under the purchase method of accounting. SFAS No. 142 provides for the discontinuance of amortization of goodwill effective January 1, 2002, and establishes methodologies for determining the impairment of the carrying value of goodwill. Management is currently evaluating the methodologies for determining the impairment of the carrying value of goodwill. Any adjustments as a result of the new impairment tests will be recorded as a cumulative effect of a change in accounting principle effective January 1, 2002. The Company does not believe the effect of adopting this standard will be material.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 supercedes SFAS No. 121 and APB No. 30, "Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and

Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 prospectively for the year ending December 31, 2002, however early application is permitted. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial condition or results of operations.

        Fair Value of Financial Instruments—The Company believes that the fair value of its financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate fair value.

        Reclassifications—Certain prior period amounts have been reclassified to conform to the current presentation.

3)    Acquisitions

        Effective February 1, 1999, the Company acquired ArTech Financial Technology Services, LLC ("ArTech") in exchange for cash of $1 million, 71,428 shares of the Company's common stock and a two-year warrant to acquire 100,000 shares of the Company's stock. The acquisition of ArTech was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.3 million and was recorded as goodwill, which was being amortized over 10 years and is included in other non-current assets at December 31, 2001 and 2000. Amortization expense was $127, $127 and $117 for the years ended December 31, 2001, 2000 and 1999, respectively. Accumulated amortization was $371 and $244 as of December 31, 2001 and 2000, respectively. Effective January 1, 2002, the Company will discontinue the amortization of this goodwill in accordance with SFAS No. 142.

        The following table displays the net non-cash assets and liabilities that were acquired in 1999 in connection with the acquisition of ArTech:

Accounts receivable	$474
Prepaid expenses	30
Property and equipment	232
Goodwill	1,270
Accounts payable and accrued expenses	(843)

1,163
Issuance of common stock	(664)

Net cash paid	$499

(4)  Client Revenue Data and Concentration of Credit Risk

        The following table summarizes the percentage of revenues from the Company's significant clients (listing those clients that exceed 10% in the applicable year):

	Year Ended December 31,
Client
	2001	2000	1999
A	16%	*	*
B	10%	*	*
C	*	11%	*
D	*	*	12%
E	*	*	10%

*
Less than 10%

        At December 31, 2001 and 2000, the significant clients listed above accounted for $2,452 (or 10%) and $760 (or 4%) of combined net accounts receivable and contracts in process, respectively. The Company does not require its customers to provide collateral relative to accounts receivable balances.

        Revenue derived from customers in various geographic regions is as follows:

	Year Ended December 31,
	2001	2000	1999
U.S. and Caribbean	$56,822	$35,179	$26,898
Western Europe	15,410	16,482	14,882
Central Europe	11,470	9,466	9,643
Canada	3,736	4,362	4,186
Other	1,345	2,918	798

	$88,783	$68,407	$56,407

(5)  Segments

        The Company follows SFAS No.131, "Disclosure About Segments of an Enterprise and Related Information." The Company classifies its operations in two segments: Sanchez' software licensing business, including related service and maintenance, and the e-PROFILE outsourcing business. The Company evaluates the performance of its segments and allocates resources to them accordingly.

        The table below summarizes the Company's business segments:

	Year Ended December 31,
	2001	2000	1999
Revenues
Sanchez	$61,293	$53,530	$50,622
e-PROFILE	34,228	20,190	7,293
Eliminations	(6,738)	(5,313)	(1,508)

Total	88,783	68,407	56,407

Earnings (loss) from operations
Sanchez	8,228	4,807	9,979
e-PROFILE	(4,478)	(15,434)	(3,672)

Total	$3,750	$(10,627)	$6,307

	December 31,
	2001	2000
Total Assets
Sanchez	$84,940	$85,267
e-PROFILE	34,210	35,784
Eliminations	(20,815)	(25,731)

Total	$98,335	$95,320

(6)  Accrued Expenses

	Year Ended December 31,
	2001	2000
Accrued compensation and related items	$2,144	$4,790
Accrued subcontractors	548	2,204
Other	4,929	4,939

Total	$7,621	$11,933

(7)  Shareholders' Equity

        The Board of Directors is authorized, subject to certain limitations and without Shareholder approval, to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series and to fix the rights and preferences of the shares in each series. No shares of preferred stock have been issued.

        The 1995 Equity Compensation Plan provides for the issuance of a maximum of 7,360,000 shares of common stock upon the exercise of stock options, stock appreciation rights, and/or restricted stock awards. As of December 31, 2001, there are 1,527,952 shares available for future grant.

        In May 1998, the Company's shareholders approved an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, employees of the Company can purchase common stock through payroll deductions. A maximum of 600,000 shares are authorized for issuance under the ESPP. As of December 31, 2001, 209,394 shares have been purchased under the ESPP.

        The Company applies APB 25 and related interpretations in accounting for option grants to employees and directors under its various stock option plans. The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost been recognized consistent with SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been as follows:

	Year Ended December 31,
		2001	2000	1999
Net earnings (loss)	As reported	$3,879	$(6,072)	$5,171
	Pro forma	(10)	(9,625)	2,545
Basic earnings (loss) per share	As reported	..15	(.24)	..22
	Pro forma	.00	(.39)	.11
Diluted earnings (loss) per share	As reported	..15	(.24)	..20
	Pro forma	.00	(.39)	.10

        The per share weighted-average fair value of stock options issued by the Company during 2001, 2000 and 1999 was $4.96, $8.66, and $10.70, respectively, on the date of grant using the Black-Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted: 2001—expected dividend yield of 0%, risk-free interest rate of 3.97% to 4.99%, expected volatility of 75%, and an average expected life of five years. 2000—expected dividend yield of 0%, risk-free interest rate of 4.97% to 6.31%, expected volatility of 50%, and an average expected life of five years; 1999—expected dividend yield of 0%, risk-free interest rate of 5.25% to 6.55%, expected volatility of 50%, and average expected life of five years.

        Generally, outstanding options vest over a two to four year period after the date of grant and expire 6-10 years after the date of grant.

        Notes due on common stock purchases are interest bearing, full recourse demand notes. As of February 4, 2000, all stock option loans had been paid in full.

        In May 1999, the Board of Directors declared a two-for-one stock dividend, with a record date of June 3, 1999, which has been accounted for as a stock split. All references to the number of shares and per share amounts have been restated to reflect the effect of the split.

        A summary of stock option activity is as follows:

	Year Ended December 31,
	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,625,654	$12.14	2,876,035	$9.75	3,218,830	$6.12
Options granted	1,774,835	7.70	727,200	16.94	577,400	21.18
Options exercised	(127,953)	7.05	(737,229)	5.84	(858,325)	3.89
Options cancelled	(221,741)	14.94	(240,352)	17.35	(61,870)	8.99

Outstanding at end of year	4,050,795	$10.20	2,625,654	$12.14	2,876,035	$9.75

Options exercisable	1,928,696		1,215,738		1,014,075
Shares available for future grants	1,527,952		1,081,046		1,567,894

        The following summarizes information about the Company's stock options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/01	Weighted Av. Remaining Contractual Life	Weighted Av. Exercise Price	Number Exercisable at 12/31/01	Weighted Av. Exercise Price
$ 0.835 to $ 7.425	518,294	5.16	$4.571	388,844	$3.621
7.470 to 8.690	1,948,273	5.66	7.744	491,826	8.078
9.844 to 13.313	885,828	3.74	10.566	736,677	10.473
15.563 to 19.094	491,350	5.40	15.635	163,915	15.635
27.000 to 42.375	207,050	4.44	32.946	147,434	31.909

$ 0.835 to $42.375	4,050,795	5.09	$10.201	1,928,696	$10.558

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

        The Company entered into a consulting agreement effective November 8, 1999 under which the Company was required to pay a total of $3.3 million for consulting services, plus expenses. The services related to the development of the e-PROFILE business, including designing a model to scale the business, analyzing and prioritizing target client segments and markets, analyzing the Company's pricing model and designing performance metrics and measurement processes, providing management support and vendor assessments and certain marketing and other business development services. The fee was payable in cash plus e-PROFILE common stock. The number of shares to be issued was based on the initial public offering price of the e-PROFILE common stock, however, e-PROFILE's initial public offering was not consummated by November 1, 2000 and, as a result, the consultant exercised its right to require Sanchez to pay for the stock-based portion of the fee in shares of Sanchez common stock.

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

        During the year ended December 31, 1999, the Company recorded expenses totaling $551 for the fair value of warrants issued to customers and service providers to purchase 185,000 of e-PROFILE's common stock at exercise prices ranging from $10 to $15 (weighted-average of $14.32). The warrants are exercisable immediately on the grant date and have a term of 3 to 4 years. The fair value of the warrants was determined using the Black-Scholes option pricing model using volatility of 50%, the risk-free interest rate on the date of the grant and the contractual term of the warrant.

        In March 2000, the Company sold 108,590 shares of e-PROFILE common stock for $27.62 per share to an accredited investor for cash of $3,000. In July 2000, the Company sold 108,980 shares of e-PROFILE common stock to an e-PROFILE customer for cash of $3,000, which represented the fair value of the stock based on cash transactions in the same class of stock with unrelated third-party financial investors. The Company also issued a warrant to the customer, which enabled the customer to purchase additional shares of e-PROFILE common stock in the event of an e-PROFILE public offering. There was no accounting for the warrant because there was no measurement date prior to an e-PROFILE public offering. Under the terms of the stock purchase agreements with the investor and the customer, the parties had the right to require the Company to issue shares of common stock equal to the purchase price divided by the average market price of the Company's common stock for 15 days prior to the anniversary of the closing. The investor exercised their conversion rights in the first quarter of 2001 whereby the Company issued 285,827 shares of its common stock in exchange for all of the shares of e-PROFILE common stock held by the parties. The customer exercised their conversion rights in the second quarter of 2001 whereby the Company issued 233,973 shares of its common stock in exchange for all of the shares of e-PROFILE common stock held by the parties. None of the e-PROFILE loss for the year ended December 31, 2000 was allocated to the minority stockholders because of their conversion rights.

(8)  Income Taxes

        The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
	2001	2000	1999
Current taxes
Federal	$3,053	$580	$1,587
State	(31)	152	346
Foreign	(137)	437	138

	2,885	1,169	2,071
Deferred taxes	(1,205)	(4,075)	198

Total provision	$1,680	$(2,906)	$2,269

        A reconciliation of the tax provision based on the federal statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2001	2000	1999
Statutory tax provision (benefit)	$1,890	$(2,994)	$2,529
State income taxes, net of federal income tax benefit	(20)	101	228
Foreign income taxes	(137)	437	138
Federal income tax credits			(138)
Foreign sales corporation	(148)	(536)	(510)
Other, net	95	86	22

Total	$1,680	$(2,906)	$2,269

        The tax effects of loss carryforwards, credit carryforwards, and temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2001	2000
Deferred tax assets (liabilities)
Accounts receivable allowances	$414	$241
Accrued liabilities	738	1,619
Deferred product and service revenue	6,933	6,523
Deferred product and service expense	(4,972)	(4,431)
Capitalized software costs and intangibles	(82)	(306)
Net operating loss carryforward	2,424	566
Other	29	67

Net deferred tax asset	$5,484	$4,279

        At December 31, 2001, the Company has a federal net operating loss carryforward of $6,329, which begins to expire in 2020 as well as tax credit carryforwards of $272.

(9)  Commitments and Contingencies

        The Company leases office facilities subject to operating leases. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2001 are as follows:

2002	$2,288
2003	1,837
2004	885
2005	614
2006	626
Thereafter	530

$6,780

        Rent expense for the years ended December 31, 2001 and 2000 and 1999 was approximately $2,908, $2,279, and $1,566, respectively.

        In February 2001, e-PROFILE filed for arbitration in response to 1stWebbankdirect's October 2000 termination of its processing agreement in connection with the consolidation of its e-banking platforms. e-PROFILE is seeking payment of all outstanding receivables from this customer

($1,350 at December 31, 2001), as well as certain fees due for minimum processing obligations. 1stWebbankdirect has counterclaimed and is seeking a refund of the implementation fees they paid for the project. The Company has not recognized implementation revenue or direct costs related to this contract through December 31, 2001, in accordance with SAB No. 101. A decision from the arbitration panel is expected in the second quarter of 2002.

        During the fourth quarter of 2001, an unannounced client that was in the final stages of implementing an outsourced solution on the e-PROFILE platform notified us of their intent to discontinue their plans of launching a direct bank. As of December 31, 2001, e-PROFILE had a $2,871 receivable balance with this customer. e-PROFILE is seeking payment of all outstanding receivables from this customer as well as certain fees related to the customers termination of the relationship. In accordance with SAB No. 101, the Company has recognized a portion of the associated deferred revenue and costs during the period this client was live in a "friends and family" environment and prior to the client notifying the Company of their intent to discontinue their plans.At this date, the Company is unable to estimate the amount of any potential gains or loss related to these contingencies.

10)  Related Party Transactions

        The Company's administrative services agreement with Safeguard Scientifics, Inc., ("Safeguard"), a shareholder of the Company, which provided for payment, subject to achieving certain sales levels, of a maximum fee of $25 per quarter was terminated as of April 1, 2000. The Company expensed $25 and $100 for the years ended December 31, 2000, and 1999, respectively.

        The Company entered into an agreement in 1999, with Devon Air Services, a charter airline company owned by Michael Sanchez, the Sanchez Chairman of the Board. During the years ending December 31, 2001, 2000 and 1999, the Company incurred expenses under this agreement of $191, $131 and $44, respectively.

        During 2001, the Company loaned $130 to Mr. Todd Pittman, the Company's Chief Financial Officer, for the purchase of Company stock. The three-year loan, for which Mr. Pittman is personally liable, is secured by the Company stock purchased by Mr. Pittman, and bears interest at a rate of 4.63% per annum. In addition, during 2001 and the first quarter of 2002, the Company made two loans to Mr. Michael Sanchez, the Company's Chairman of the Board, which totaled $1,050. Mr. Sanchez is personally liable for these loans, which are secured by collateral. The loans to Mr. Sanchez bear interest at a rate of 3.58% per annum and 2.73% per annum. We were advised that Mr. Sanchez used a portion of the loan proceeds to partially repay certain indebtedness obtained for personal purposes and secured by his shares of Company stock. Mr. Sanchez' loans from the Company were ratified and approved by our board of directors, with Mr. Michael Sanchez and Mr. Frank Sanchez abstaining in such actions. All of these loans are full recourse loans.

(11) Profit Sharing Trust Plan

        The Company maintains a Profit Sharing Trust Plan (the "Plan") which permits eligible participating members to contribute up to 20% of their gross earnings. The Company will typically make a contribution equal to 100% of the first 3%, which an employee contributes, subject to a statutory cap, and may also make additional voluntary contributions. The Company expensed $649, $531, and $371 related to the Plan during the years ended December 31, 2001, 2000 and 1999, respectively.

(12) Quarterly Financial Information (Unaudited)

        The following table presents the unaudited quarterly financial information for the years 2001 and 2000:

	2001 Quarter Ended				2000 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Quarterly results per 10-Q:
Revenues	$20,332	$23,640	$23,773	$21,038	$13,306	$16,414	$18,667	$20,020
Earnings (loss) before income taxes	1,267	1,469	1,292	1,531	(5,244)	(2,930)	(1,580)	949
Net earnings (loss)	849	984	1,015	1,031	(3,565)	(2,166)	(1,074)	733
Basic earnings (loss) per share	.03	.04	.04	.04	(0.14)	(0.08)	(0.04)	0.03
Diluted earnings (loss) per share	.03	.04	.04	.04	(0.14)	(0.08)	(0.04)	0.03

        Earnings per average common share calculations for each of the Company's quarters are based on the weighted-average number of shares outstanding in each quarter. Accordingly, the sum of the net earnings per share for each of the quarters in a fiscal year may not equal the actual year-to-date net earnings per average common share.

Schedule II

Sanchez Computer Associates, Inc.
Valuation and Qualifying Accounts
For the years ended December 31, 2001, 2000 and 1999

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 1999	295,000	—	7,000	288,000
Year ended December 31, 2000	288,000	909,000		1,197,000
Year ended December 31, 2001	1,197,000	100,000	78,000	1,219,000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sanchez Computer Associates, Inc.

Our report on the consolidated financial statements of Sanchez Computer Associates, Inc. and subsidiaries is included on page 33 of this Form 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The above schedule is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Philadelphia, Pennsylvania
February 5, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant.

  Directors

        The Company incorporates by reference the information contained under the caption "ELECTION OF DIRECTORS" in its definitive Proxy Statement relative to its May 23, 2002 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Act of 1934, as amended.

  Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K

        The Company incorporates by reference the information contained under the caption "SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in its definitive Proxy Statement relative to its May 23, 2002 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation.

        The Company incorporates by reference the information contained under the captions "Board Compensation," "Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION AND OTHER ARRANGEMENTS" in its definitive Proxy Statement relative to its May 23, 2002 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The Company incorporates by reference the information contained under the caption "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS AS OF MARCH 25, 2002" in its definitive Proxy Statement relative to its May 23, 2002 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. Certain Relationships and Related Transactions.

        The Company incorporates by reference the information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "CERTAIN TRANSACTIONS" in its definitive Proxy Statement relative to its May 23, 2002 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)
Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this Form 10-K.

  Financial Statements (see item No. 8, page 32)

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

        Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

All other information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statements or is not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)
Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

  (c)
  Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation of the Company.(2) (Exhibit 3.1)
3.2		Amended and Restated By-laws of the Company.(2) (Exhibit 3.2)
4.1		Specimen stock certificate representing the Common Stock.(2) (Exhibit 4.1)
10.1	#	1995 Equity Compensation Plan.(2) (Exhibit 10.1)
10.2
Common Stock, Warrants and Rights Agreement dated February 26, 1987 among Sanchez Computer Associates, Inc., Michael A. Sanchez, Frank R. Sanchez, Safeguard Scientifics (Delaware), Inc., and Safeguard Scientifics, Inc.(1) (Exhibit 10.2)
10.3		Common Stock Purchase Agreement dated September 30, 1989 among Sanchez Computer Associates, Inc., Radnor Venture Partners, L.P., and Safeguard Scientifics (Delaware), Inc.(1) (Exhibit 10.3)
10.4		Common Stock Purchase Agreement dated December 1, 1989 among Sanchez Computer Associates, Inc., Radnor Venture Partners, L.P., and Safeguard Scientifics (Delaware), Inc.(1) (Exhibit 10.4)

10.5
Form of Rights Agent Agreement dated November 13, 1996 among ChaseMellon Shareholder Services, L.L.C., Mellon Bank, N.A., Sanchez Computer Associates, Inc., Safeguard Scientifics, Inc., Radnor Venture Partners, L.P., Michael A. Sanchez and Frank R. Sanchez.(2) (Exhibit 10.5)
10.6	Administrative Services Agreement dated February 26, 1987 by and between Safeguard Scientifics, Inc. and Sanchez Computer Associates, Inc.(2) (Exhibit 10.6)
10.8	Safeguard Scientifics, Inc. Revolving Note Agreement dated June 12, 1997(3) (Exhibit 10.1)
10.9	Demand Note and Pledge Agreement dated September 19, 1997 by Ronald J. Zlatoper in favor of the Company(4) (Exhibit 10)
10.10	Amended and restated 1995 Equity Compensation Plan
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Indepent Public Accountants Arthur Andersen LLP*
99.1	Letter concerning auditor assurances*

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

SANCHEZ COMPUTER ASSOCIATES, INC.
Dated: March 26, 2002	By:	/s/ FRANK R. SANCHEZ Frank R. Sanchez, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 26, 2002	/s/ MICHAEL A. SANCHEZ Michael A. Sanchez, Chairman of the Board of Directors
Dated: March 26, 2002	/s/ FRANK R. SANCHEZ Frank R. Sanchez, Chief Executive Officer and Director (Principal Executive Officer)
Dated: March 26, 2002	/s/ TODD A. PITTMAN Todd A. Pittman, Senior Vice President and CFO (Principal Financial and Accounting Officer)
Dated: March 26, 2002	/s/ JOSEPH F. WATERMAN Joseph F. Waterman, President, Chief Operating Officer and Director
Dated: March 26, 2002	/s/ LAWRENCE A. CHIMERINE Lawrence A. Chimerine, Director
Dated: March 26, 2002	/s/ WILLIAM M. FENIMORE William M. Fenimore, Director
Dated: March 26, 2002	/s/ FREDERICK G. GRONBACHER Frederick G. Gronbacher, Director

Dated: March 26, 2002	/s/ ALEX W. HART Alex W. Hart, Director
Dated: March 26, 2002	/s/ JOHN D. LOEWENBERG John D. Loewenberg, Director
Dated: March 26, 2002	/s/ THOMAS C. LYNCH Thomas C. Lynch, Director
Dated: March 26, 2002	/s/ JAMES R. STOJAK James R. Stojak, Director
Dated: March 26, 2002	/s/ GARY C. WENDT Gary C. Wendt, Director

EXHIBIT INDEX

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation of the Company.(2) (Exhibit 3.1)
3.2		Amended and Restated By-laws of the Company.(2) (Exhibit 3.2)
4.1		Specimen stock certificate representing the Common Stock.(2) (Exhibit 4.1)
10.1	#	1995 Equity Compensation Plan.(2) (Exhibit 10.1)
10.2
Common Stock, Warrants and Rights Agreement dated February 26, 1987 among Sanchez Computer Associates, Inc., Michael A. Sanchez, Frank R. Sanchez, Safeguard Scientifics (Delaware), Inc., and Safeguard Scientifics, Inc.(1) (Exhibit 10.2)
10.3		Common Stock Purchase Agreement dated September 30, 1989 among Sanchez Computer Associates, Inc., Radnor Venture Partners, L.P., and Safeguard Scientifics (Delaware), Inc.(1) (Exhibit 10.3)
10.4		Common Stock Purchase Agreement dated December 1, 1989 among Sanchez Computer Associates, Inc., Radnor Venture Partners, L.P., and Safeguard Scientifics (Delaware), Inc.(1) (Exhibit 10.4)
10.5
Form of Rights Agent Agreement dated November 13, 1996 among ChaseMellon Shareholder Services, L.L.C., Mellon Bank, N.A., Sanchez Computer Associates, Inc., Safeguard Scientifics, Inc., Radnor Venture Partners, L.P., Michael A. Sanchez and Frank R. Sanchez.(2) (Exhibit 10.5)
10.6		Administrative Services Agreement dated February 26, 1987 by and between Safeguard Scientifics, Inc. and Sanchez Computer Associates, Inc.(2) (Exhibit 10.6)
10.8		Safeguard Scientifics, Inc. Revolving Note Agreement dated June 12, 1997(3) (Exhibit 10.1)
10.9		Demand Note and Pledge Agreement dated September 19, 1997 by Ronald J. Zlatoper in favor of the Company(4) (Exhibit 10)
10.10		Amended and restated 1995 Equity Compensation Plan
21.1		Subsidiaries of the Registrant.*
23.1		Consent of Arthur Andersen LLP*
99.1		Letter concerning auditor assurances*

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

5)
Filed as an exhibit to the Company's Schedule 14A dated April 23, 1999.

QuickLinks

SANCHEZ COMPUTER ASSOCIATES, INC. INDEX TO FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
PART I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 4A. Executive Officers of the Registrant.
PART II
Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements
Report of Independent Public Accountants
Sanchez Computer Associates, Inc. Consolidated Balance Sheets (In Thousands)
Sanchez Computer Associates, Inc. Consolidated Statements of Operations (In Thousands, Except Per Share Amounts)
Sanchez Computer Associates, Inc. Consolidated Statements of Shareholders' Equity (In Thousands, Except Per Share Amounts)
Sanchez Computer Associates, Inc. Consolidated Statements of Cash Flows (In Thousands)
Notes to Consolidates Financial Statements (In Thousands, Except Share and Per Share Amount)
Sanchez Computer Associates, Inc. Valuation and Qualifying Accounts For the years ended December 31, 2001, 2000 and 1999
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX