Form 10-Q
period 2002-03-31
SANCHEZ COMPUTER ASSOCIATES INC
filed 2002-05-15
CIK 1022926

QuickLinks -- Click here to rapidly navigate through this document

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number 0-21705

SANCHEZ COMPUTER ASSOCIATES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania (State or other Jurisdiction of Incorporation or Organization)	23-2161560 (I.R.S. Employer Identification No.)
40 Valley Stream Parkway, Malvern PA (Address of Principal Executive Offices)	19355 (Zip Code)

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

Yes  X         No

As of March 31, 2002, there were 26,009,620 outstanding shares of the issuer's Common Stock, no par value.

SANCHEZ COMPUTER ASSSOCIATES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

PART I:    FINANCIAL INFORMATION

		Page No.
ITEM 1:	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
	March 31, 2002 (Unaudited) and December 31, 2001	3
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended March 31, 2002 and 2001	4
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31, 2002 and 2001	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)		6
ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
PART II: OTHER INFORMATION
ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K	15
SIGNATURE		16

Sanchez Computer Associates, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

ASSETS	March 31, 2002 (unaudited)	December 31, 2001
Current assets
Cash and cash equivalents	$37,489	$40,955
Receivables, less allowance of $1,219	26,724	21,359
Contracts in process	4,379	1,757
Recoverable income taxes	1,265	1,265
Deferred income taxes	4,683	4,683
Prepaid and other current assets	3,557	1,537
Deferred product and service expense	9,556	8,797

Total current assets	87,653	80,353
Property and equipment
Equipment	14,731	14,275
Furniture and fixtures	2,471	2,468
Leasehold improvements	3,087	3,086

	20,289	19,829
Accumulated depreciation and amortization	13,550	12,582

Net property and equipment	6,739	7,247
Deferred product and service expense	8,791	5,828
Deferred income taxes	801	801
Other non-current assets	4,437	4,106

Total assets	$108,421	$98,335

LIABILITIES
Current liabilities
Accounts payable, trade	$5,438	$4,929
Accrued expenses	8,787	7,621
Deferred product and service revenue	12,909	12,236
Deferred revenue	8,323	5,266

Total current liabilities	35,457	30,052
Deferred product and service revenue	12,284	8,153

Total liabilities	47,741	38,205
SHAREHOLDERS' EQUITY
Common stock stated value of $.01 per share, 75,000 shares authorized, 26,010 shares issued and outstanding as of March 31, 2002 and 25,963 shares issued and outstanding as of December 31, 2001	260	259
Additional paid-in capital	45,501	45,170
Retained earnings	14,919	14,701

Total shareholders' equity	60,680	60,130

Total liabilities and shareholders' equity	$108,421	$98,335

Sanchez Computer Associates, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002		2001
Revenues
Products		$3,761		$7,422
Services		5,691		7,120
Processing		4,720		2,298
Software maintenance and other		5,154		5,650

Total revenues		19,326		22,490
Operating expenses
Product development		3,008		4,106
Product support		1,319		1,297
Services		3,327		5,404
Processing		4,056		2,121
Sales and marketing		3,732		3,780
General, administrative and other		3,750		5,043

Total operating expenses		19,192		21,751
Earnings from operations		134		739
Interest income, net		191		528

Earnings before income taxes		325		1,267
Income tax provision		107		418

Net earnings		$218		$849

Basic earnings per average common share	$	..01	$	..03
Diluted earnings per average common share	$	..01	$	..03
Weighted-average common shares outstanding		25,997		25,342
Weighted-average common and dilutive shares outstanding		26,178		25,869

Sanchez Computer Associates, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities
Net earnings	$218	$849
Adjustments to reconcile net earnings to cash provided (used) by operating activities
Depreciation and amortization	1,109	1,103
Deferred product and service revenue	4,804	4,499
Deferred product and service expense	(3,722)	(3,976)
Provision for doubtful accounts receivable	—	100
Other	(7)	—
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	(5,365)	(7,462)
Contracts in process	(2,622)	384
Income tax refund receivable/payable	(42)	88
Prepaid and other current assets	(2,020)	(281)
Accounts payable and accrued expenses	1,723	2,665
Deferred revenue	3,057	3,477

Net cash provided (used) by operating activities	(2,867)	1,446
Cash flows from investing activities
Investments	(408)	—
Capital expenditures	(523)	(646)

Net cash (used) by investing activities	(931)	(646)
Cash flows from financing activities
Issuance of common stock for stock options	11	148
Repurchase of stock in subsidiary	—	(982)
Proceeds from the issuance of shares under the employee stock purchase plan	321	447

Net cash provided (used) by financing activities	332	(387)

Net increase (decrease) in cash and cash equivalents	(3,466)	413
Cash and cash equivalents at beginning of period	40,955	39,890

Cash and cash equivalents at end of period	$37,489	$40,303

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$433

Sanchez Computer Associates, Inc.

Notes to Unaudited Consolidated Financial Statements

(A.) Basis of Presentation

        The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's critical accounting policies, which have not changed since our latest filing of the 10-K on March 28, 2002. The consolidated results of operations for the three months ended March 31, 2002, are not necessarily indicative of results for the full year.

(B.) Client Revenue Data

        Revenue derived from customers in various geographic regions is as follows (in thousands):

	Three months ended March 31,
	2002	2001
U.S. and Caribbean	$12,134	$13,384
Europe	6,159	8,451
Other	1,033	655

Total	$19,326	$22,490

(C.) Segments

        The Company classifies its operations in two segments: Sanchez's software licensing business, including related services and maintenance and the e-PROFILE outsourcing business. The Company evaluates the performance of its segments and allocates resources to them accordingly.

        The table below summarizes the business segments in thousands:

	Three months ended March 31,
	2002	2001
Revenues
Sanchez	$10,704	$16,902
e-PROFILE	9,911	7,468
Eliminations	(1,289)	(1,880)

Total	19,326	22,490

Earnings (loss) from operations
Sanchez	(292)	2,723
e-PROFILE	426	(1,984)

Total	$134	$739

	March 31, 2002	December 31, 2001
Total Assets
Sanchez	$91,265	$84,940
e-PROFILE	41,128	34,210
Eliminations	(23,972)	(20,815)

Total	$108,421	$98,335

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

	Three months ended March 31,
	2002	2001
Weighted-average shares outstanding	25,997	25,342
Dilutive effect of options	181	527

Total weighted average common and diluted shares	26,178	25,869

        At March 31, 2002, potentially dilutive common stock equivalents include options to purchase 4,998,223 shares of common stock. As of March 31, 2001, potentially dilutive common stock equivalents included options to purchase 2,950,646 shares of common stock.

(E.) Contingencies

        In February 2001, e-PROFILE filed for arbitration in response to 1stWebbankdirect's, termination of its processing agreement in connection with the consolidation of its e-banking platforms. e-PROFILE is seeking payment of all outstanding receivables from this customer ($1.4 million at

March 31, 2002), as well as certain fees due for minimum processing obligations. 1stWebbankdirect has counterclaimed and is seeking a refund of the implementation fees they paid for the project. The Company has not recognized implementation revenue or direct costs related to this contract through March 31, 2002. As of this date, the Company is unable to estimate the amount of any potential gain or loss related to this contingency.

        During the fourth quarter of 2001, an unannounced client that was in the final stages of implementing an outsourced solution on the e-PROFILE platform notified the Company of their intent to discontinue their plans of launching a direct bank. As of March 31, 2002, e-PROFILE had a $2.9 million receivable balance from this customer. e-PROFILE is seeking payment of all outstanding receivables from this customer as well as certain fees related to the customer's termination of the relationship. In accordance with SAB No. 101, the Company has recognized a portion of the associated deferred revenue and costs during the period this client was live in a "friends and family" environment and prior to the client notifying the Company of their intent to discontinue their plans. At this date, the Company is unable to estimate the amount of any potential gains or loss related to these contingencies.

(F.)  Recent Accounting Pronouncements

        Effective January 1, 2002, the Company adopted Emerging Issues Task Force Number 01-14, "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred" (EITF 01-14), which requires that the reimbursement received for out-of-pocket expenses be classified as revenues and not as cost reductions. Prior to the effective date of EITF 01-14, the Company netted out-of-pocket reimbursements from customers with the applicable costs. These items include travel, meals, postage and certain telecommunication costs. While the adoption of EITF 01-14 will not have any impact on income from operations or net income, it will reduce operating margins since both revenues and costs will increase by the same amount. Prior period amounts were reclassified to conform to EITF 01-14.

        On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 provides for the discontinuance of amortization of goodwill effective January 1, 2002 and establishes methodologies for determining the impairment of the carrying value of goodwill. The following table illustrates adjusted net earnings and basic and diluted earnings per share as if these pronouncements were adopted as of January 1, 2001:

	Three months ended March 31,
	2002	2001
Net earnings:
Net earnings	$218	$849
Add: goodwill amortization, net of tax	—	22

Adjusted net earnings	$218	$871

Basic and diluted earnings per share:
Reported	$.01	$.03
Goodwill amortization, net of tax	—	—

Adjusted basic and diluted earnings per share	$.01	$.03

        Management determined that goodwill is not impaired at January 1, 2001 and March 31, 2002 under SFAS No. 142.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 supercedes SFAS No. 121 and APB No. 30, "Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and transactions." The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

(G.) Related Party Transactions

        During the quarter the Company made a loan to Mr. Michael Sanchez, the Company's Chairman of the Board, for $500,000. This loan brought the total amount of loans to Mr. Sanchez to $1,050,000. Mr. Sanchez is personally liable for these loans, which are secured by collateral. This loan to Mr. Sanchez bears interest at a rate of 2.73% per annum. We were advised that Mr. Sanchez used a portion of the loan proceeds to partially repay certain indebtedness obtained for personal purposes and secured by his shares of Company stock. Mr. Sanchez' loans from the Company were ratified and approved by our board of directors, with Mr. Michael Sanchez and Mr. Frank Sanchez abstaining in such actions. The loans with Mr. Sanchez are full recourse loans.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Sanchez Computer Associates, Inc. ("Sanchez" or "the Company") is a global leader in developing and marketing scalable and integrated software and services solutions that provide retail banking, brokerage and customer integration for financial institutions. Approximately 350 financial institutions in 20 countries use Sanchez banking software products. The Company's business generates revenue from two sources—software application licenses and outsourcing. The Company maintains its corporate headquarters in Malvern, Pa., and an outsourced data and operations center in Seven Fields, Pa., which is a suburb of Pittsburgh, Pa. The Company runs its international operations from Chester in the United Kingdom. The Company also maintains sales offices in Madrid, Spain; Warsaw, Poland; Amsterdam, the Netherlands; and Singapore.

        The Sanchez integrated banking platform empowers financial institutions to accelerate business transformation and achieve a competitive advantage by lowering operating costs, reducing technology risks and improving customer management. The Sanchez integrated banking platform has multi-currency and multi-language capabilities, and can accommodate the retail and commercial requirements of financial service operations with global transaction requirements. An institution purchases a Sanchez banking solution by licensing one or more of Sanchez' application software products. Those products include: Sanchez Profile®, the highly flexible, multi-currency, multi-language, customer-centric, core banking and transaction processing application; Sanchez Xpress™, an enterprise customer and transaction management system, which empowers customer relationship management (CRM) and delivers business integration; Sanchez Webclient™, a Web-based, Internet customer front-end processor; and Sanchez FMS™, the Financial Management System, which is an online, real-time cost center-based accounting system with complete multi-company and multi-currency support. In addition, Sanchez offers Profile for Windows®, the 32-bit, Windows-based, graphical user interface designed as the front-end to Profile's core banking application, which is used by tellers, branch and call center personnel. Sanchez CRM™, a Web-based customer relationship management system, is available as a stand-alone application. It is the Company's intent to fully integrate Sanchez CRM with Sanchez' integrated banking platform. Software applications under development include Sanchez WebCSR™, a browser-based integrated customer servicing application that can be deployed across multiple retail delivery channels such as branches and call centers. Sanchez also uses its integrated banking platform as the basis for a complete outsourced e-banking solution under the e-PROFILE® brand. The e-PROFILE solution provides an integrated, end-to-end operations and technology platform that enables financial services companies to offer comprehensive, on-line financial services to their customers.

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

Highlights

        Revenues for the quarter ended March 31, 2002, were $19.3 million, compared to $22.5 million recorded for the same period in 2001. Net earnings for the first quarter totaled $218,000 or $0.01 per share, compared to $849,000 and $0.03 per share for the same period in 2001. Staff Accounting Bulletin No. 101 (SAB No. 101) resulted in a net deferral of $4.8 million of revenue and $1.1 million of pre-tax profits in the first quarter of 2002, as compared to a net deferral of $4.5 million of revenue and $523,000 of pre-tax profits in the same period in 2001. The Company's deferred SAB No. 101 revenue balance at first quarter's end was at an all-time high of $25.2 million with a deferred, pre-tax earnings balance of $6.8 million.

        During 2002's first quarter, processing revenues generated from Sanchez' e-PROFILE outsourcing unit were up 105% from the same period a year ago. Also in the first quarter, the outsourcing unit's open account base grew 34% to 591,000 open accounts, up from 440,000 open accounts at year-ended Dec 31, 2001. Sanchez' revenues from outsourcing were $9.9 million for the first quarter as compared to $7.5 million for the same period a year ago. The first quarter marked the seventh consecutive quarter of improved operating earnings for the outsourcing unit and was the first quarter in which the unit posted an operating profit.

        The Company signed two significant agreements during the quarter. In the United Kingdom, Goldfish Bank Limited, a joint venture of Centrica plc and Lloyds TSB, has engaged Sanchez to provide custom development and support services for a new banking product. In addition, Goldfish will utilize the Sanchez Profile processing application Sanchez developed for Evolvebank, the Internet bank owned by Lloyds TSB, to support multi-channel banking transactions. In Poland, Invest-Bank S.A. has acquired a license for a Sanchez banking solution through ComputerLand Poland S.A., one of Sanchez's strategic global technology and marketing partners. Invest-Bank will utilize Sanchez Profile processing and front-end applications to support a broad range of deposit and loan products. The Company continued to grow its relationship with ING Group N.V. resulting in five license scope expansions during the quarter.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data:

Dollars in thousands	2002	2001
Revenues
Products	$3,761	$7,422
Services	5,691	7,120
Processing	4,720	2,298
Software maintenance and other	5,154	5,650

Total revenues	$19,326	$22,490

Percentage Relationship to Total Revenues
Revenues
Products	19.5%	33.0%
Services	29.4	31.7
Processing	24.4	10.2
Software maintenance and other	26.7	25.1

Total revenues	100.0	100.0
Operating expenses
Product development	15.6	18.3
Product support	6.8	5.8
Services	17.2	24.0
Processing	21.0	9.4
Sales and marketing	19.3	16.8
General, administrative and other	19.4	22.4

Total operating expenses	99.3	96.7
Earnings from operations	0.7	3.3
Interest income, net	1.0	2.3

Earnings before income taxes	1.7	5.6
Income tax provision	0.6	1.8

Net earnings	1.1%	3.8%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

        Revenues. Revenues decreased $3.2 million, or 14.1%, in the first quarter of 2002 as compared to the first quarter of 2001. Product revenue decreased by $3.7 million or 49.3% from first quarter of 2001 to the first quarter of 2002. This decrease is reflective of a temporary slow down in signing new license contracts, expansions and product enhancements as a result of difficult market conditions. In addition, the requirement to defer product revenue under SAB No. 101 for a contract involving products combined with on-going processing services, negatively impacted our reported product revenue. Service revenue decreased $1.4 million or 20.1%. This reduction is primarily a result of fewer in-process application clients as well as the lengthening of the expected contractual life of certain outsourcing client relationships. The lengthening of the expected contractual life of certain outsourcing clients resulted in an increase in our deferred services balance which will contribute to revenue in future periods. Processing revenues increased by $2.4 million or 105% in the quarter ended March 31, 2002, as compared to the same period in 2001. The increase is primarily attributable to the increase in the number of clients and an increase in the number of accounts being processed on our outsourcing platform. As of March 31, 2002, the Company was processing approximately 591,000 open accounts. Software maintenance and other revenue decreased by $798,000 or 37.0%, in the first quarter of 2002.

This decrease is primarily attributable to a decrease in rebilled expenses. This decrease is partially offset by an increase in software maintenance fees generated from annual increases and expansions for existing clients.

        PRODUCT DEVELOPMENT. Product development expenses decreased $1.1 million, or 26.7%, in the first quarter of 2002 as compared to the same period in 2001, primarily due to the deferral of development costs in accordance with SAB No. 101 related to one client. The revenue associated with these license costs was also deferred in line with SAB No. 101. Also contributing to the lower expenses was a decrease in outside consulting expense in 2002 versus 2001.

        SERVICES. Service expenses decreased by $2.1 million, or 38.4%, during the first quarter of 2002 compared to the first quarter of 2001. Service expenses decreased in conjunction with the associated revenue decrease. Margins for the first quarter of 2002 were 41.5% compared to 24.1% for the first quarter of 2001. The improved margins realized are primarily a result of a significant reduction in the use of third party service providers, higher utilization rates of internal resources and the costs deferred related to implementations on our outsourcing platform.

        PROCESSING. Processing expenses increased $1.9 million, or 91.2%, in the first quarter of 2002 versus the first quarter of 2001. This increase is primarily attributable to higher third party processing fees and increased staffing needed to support the additional clients that have gone live. The gross margin relative to processing was 14.1% in the first quarter of 2002 compared to 7.7% in the same quarter last year. The 14.1% margin in the first quarter of 2002 is reflective of the continued efficiencies beginning to be realized from processing a larger account base as well as a one time revenue item related to year end processing. This business line is still in its early stages and therefore margins are subject to some variability.

        SALES AND MARKETING. Sales and marketing expenses decreased by $48,000, or 1.3%, in the 2002 period as compared to the same period in 2001. Expenses were down due to lower compensation costs offset by an increase in third party commissions.

        GENERAL, ADMINISTRATIVE AND OTHER. These expenses decreased by $1.3 million, or 25.6%, in 2002. The decrease was primarily a result of lower rebilled expenses, lower incentive compensation and tighter controls on discretionary expenditures.

Liquidity and Capital Resources

        Cash and cash equivalents were $37.5 million at March 31, 2002. Cash used by operating activities for the three months ended March 31, 2002, was $2.9 million as compared to $1.4 million provided by operating activities during the same period in 2001. This decrease in cash was primarily the result of an increase in accounts receivable, contracts in process and prepaid expenses. This decrease was partially offset by an increase in deferred revenues and accounts payable and accrued expenses. Accounts receivable and contracts in process increased by $5.4 million in the first three months of 2002 primarily as a result of a significant license milestone and the timing of collections which moved into April. The Company continues to expect a certain amount of variability in the payment timing for major contract milestones, which will impact cash flow from operations during any given period.

        During the first three months of 2002, the Company used $931,000 for investing activities, the purchase of fixed assets and investments made in a venture fund. The fixed asset purchases were primarily for software licenses used across the Company.

        In April of 2001, the Company agreed to commit up to $10 million of capital contributions to a newly formed venture fund that invests in early stage technology infrastructure companies whose products and services can be utilized by financial services institutions. As of March 31, 2002, the Company has invested $2.0 million in the fund.

        Financing activities contributed $333,000 of cash during the three months ended March 31, 2002, principally from the exercise of stock options and the proceeds from the employee stock purchase plan.

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

PART II—OTHER INFORMATION

ITEM 6:    Exhibits and reports on Form 8-K

    None

No other applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANCHEZ COMPUTER ASSOCIATES, INC.
/s/ TODD A. PITTMAN Todd A. Pittman Senior Vice President and Chief Financial Officer

Date May 15, 2002

QuickLinks

PART I: FINANCIAL INFORMATION
Sanchez Computer Associates, Inc. Consolidated Balance Sheets (in thousands, except per share amounts)
Sanchez Computer Associates, Inc. Consolidated Statements of Operations (in thousands, except per share amounts) (unaudited)
Sanchez Computer Associates, Inc. Consolidated Statements of Cash Flows (in thousands) (unaudited)
Sanchez Computer Associates, Inc. Notes to Unaudited Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 6: Exhibits and reports on Form 8-K
SIGNATURES