Form 10-Q
period 2002-06-30
SANCHEZ COMPUTER ASSOCIATES INC
filed 2002-08-14
CIK 1022926

QuickLinks -- Click here to rapidly navigate through this document

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-21705

SANCHEZ COMPUTER ASSOCIATES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2161560
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Valley Stream Parkway, Malvern PA	19355
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒        No ☐

As of July 31, 2002, there were 26,660,633 outstanding shares of the issuer's Common Stock, no par value.

SANCHEZ COMPUTER ASSSOCIATES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

Sanchez Computer Associates, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$42,184	$40,955
Receivables, less allowance of $662 and $1,219	22,250	21,359
Contracts in process	1,977	1,757
Recoverable income taxes	1,265	1,265
Deferred income taxes	4,683	4,683
Prepaid expenses and other current assets	4,551	1,537
Deferred product and service expense	13,394	10,598

Total current assets	90,304	82,154
Property and equipment
Equipment	15,137	14,275
Furniture and fixtures	2,471	2,468
Leasehold improvements	3,125	3,086

	20,733	19,829
Accumulated depreciation and amortization	14,579	12,582

Net property and equipment	6,154	7,247

Deferred product and service expense	6,783	6,305
Deferred income taxes	801	801
Other non-current assets	4,263	4,106

Total assets	$108,305	$100,613

LIABILITIES
Current liabilities
Accounts payable, trade	$4,358	$4,929
Accrued expenses	6,792	7,621
Deferred product and service revenue	18,084	14,037
Deferred revenue	9,096	5,266

Total current liabilities	38,330	31,853
Deferred product and service revenue	9,065	8,630

Total liabilities	47,395	40,483
SHAREHOLDERS' EQUITY
Common stock stated value of $.01 per share, 75,000 shares authorized, 26,010 shares issued and outstanding as of June 30, 2002 and 25,963 shares issued and outstanding as of December 31, 2001	260	259
Additional paid-in capital	45,502	45,170
Retained earnings	15,148	14,701

Total shareholders' equity	60,910	60,130

Total liabilities and shareholders' equity	$108,305	$100,613

Sanchez Computer Associates, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Products	$2,736	$7,093	$6,497	$14,515
Services	9,179	8,918	14,870	16,038
Processing	4,713	4,002	9,433	6,300
Software maintenance and other	5,704	4,500	10,858	10,150

Total revenues	22,332	24,513	41,658	47,003

Operating expenses
Product development	3,886	4,882	6,894	8,988
Product support	1,195	1,360	2,514	2,657
Services	6,078	6,769	9,405	12,173
Processing	4,092	3,785	8,148	5,907
Sales and marketing	2,630	3,392	6,362	7,172
General, administrative and other	4,660	3,294	8,410	8,337

Total operating expenses	22,541	23,482	41,733	45,234

Earnings (loss) from operations	(209)	1,031	(75)	1,769
Interest income, net	552	438	742	967

Earnings before income taxes	343	1,469	667	2,736
Income tax provision	113	485	220	903

Net earnings	$230	$984	$447	$1,833

Basic earnings per average common share	$0.01	$0.04	$0.02	$0.07
Diluted earnings per average common share	$0.01	$0.04	$0.02	$0.07
Weighted-average common shares outstanding	26,010	25,661	26,003	25,490
Weighted-average common and dilutive shares outstanding	26,144	26,545	26,146	26,192

Sanchez Computer Associates, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net earnings	$447	$1,833
Adjustments to reconcile net earnings to cash provided (used) by operating activities
Depreciation and amortization	2,216	2,259
Deferred product and service revenue	4,482	3,172
Deferred product and service expense	(3,274)	(3,315)
Provision for doubtful accounts receivable	1,100	100
Other	175	—
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	(1,991)	(4,363)
Contracts in process	(220)	371
Income tax refund receivable/payable	(92)	356
Prepaid and other current assets	(3,014)	(445)
Accounts payable and accrued expenses	(1,296)	725
Deferred revenue	3,830	2,877

Net cash provided by operating activities	2,363	3,570
Cash flows from investing activities
Investments	(500)	(77)
Capital expenditures	(967)	(1,292)

Net cash used by investing activities	(1,467)	(1,369)
Cash flows from financing activities
Issuance of common stock for stock options	12	376
Repurchase of stock in subsidiary	—	(1,002)
Proceeds from the issuance of shares under the employee stock purchase plan	321	447

Net cash provided (used) by financing activities	333	(179)

Net increase in cash and cash equivalents	1,229	2,022
Cash and cash equivalents at beginning of period	40,955	39,890

Cash and cash equivalents at end of period	$42,184	$41,912

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$457	$660

Sanchez Computer Associates, Inc.
Notes to Unaudited Consolidated Financial Statements

(A.) Basis of Presentation

        The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's critical accounting policies, which have not changed materially since our latest filing of the Form 10-K on March 28, 2002. The consolidated results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year.

(B.) Client Revenue Data

        Revenue derived from customers in various geographic regions is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
U.S. and Caribbean	$15,830	$15,139	$27,964	$29,169
Europe	5,373	7,967	11,532	15,910
Other	1,129	1,407	2,162	1,924

Total	$22,332	$24,513	$41,658	$47,003

(C.) Segments

        The Company classifies its operations in two segments: Sanchez's software licensing business, and the Sanchez Data Systems Inc. ("SDSI") outsourcing business. The Company evaluates the performance of its segments and allocates resources to them accordingly.

        The table below summarizes the business segments (in thousands):

	Six months ended June 30,
	2002	2001
Revenues
Sanchez	$21,499	$32,561
SDSI	23,330	18,149
Eliminations	(3,171)	(3,707)

Total	41,658	47,003

Earnings (loss) from operations
Sanchez	(720)	4,812
SDSI	645	(3,043)

Total	$(75)	$1,769

	June 30, 2002	December 31, 2002
Total Assets
Sanchez	$89,022	$84,940
SDSI	45,391	36,488
Eliminations	(26,108)	(20,815)

Total	$108,305	$100,613

(D.) Earnings Per Share

        Basic earnings per share has been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted-average common and diluted shares outstanding which includes the dilutive effect of stock options and warrants. The following table provides a reconciliation of weighted-average common shares outstanding to weighted-average common and diluted shares outstanding (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Weighted-average common shares outstanding	26,010	25,661	26,003	25,490
Dilutive effect of options	134	884	143	702

Total weighted-average common and diluted shares outstanding	26,144	26,545	26,146	26,192

        For the three and six months ended June 30, 2002, potentially dilutive common stock equivalents include options to purchase 4,930,853 and 4,802,503 shares of common stock, respectively, which were excluded from the calculation as their effect is anti-dilutive as a result of their exercise price. For the three and six months ended June 30, 2001, potentially dilutive common stock equivalents include options to purchase 974,826 and 974,826 shares of common stock, respectively, which were excluded from the calculation as their effect is anti-dilutive as a result of their exercise price.

(E.) Contingencies

        During the quarter the Company prevailed in its arbitration claim with 1stWebbankdirect and was awarded $1.7 million. In February 2001, SDSI filed for arbitration in response to 1stWebbankdirect's October 2000, termination of its processing agreement in connection with the consolidation of its e-banking platforms. SDSI was seeking payment of all outstanding receivables from this customer. 1stWebbankdirect counterclaimed and was seeking a refund of the implementation fees they paid for the project.

        During the fourth quarter of 2001, an unannounced client that was in the final stages of implementing an outsourced solution notified the Company of their intent to discontinue their plans of launching a direct bank. As of June 30, 2002, SDSI had a $2.9 million receivable balance from this customer. SDSI is seeking payment of all outstanding receivables from this customer. In accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), the Company has recognized a portion of the associated deferred revenue and costs during the period this client was live in a "friends and family" environment and prior to the client notifying the Company of their intent to discontinue their plans. At this date, the Company is unable to estimate the amount of any potential gains or loss related to this contingency.

(F.) Recent Accounting Pronouncements

        Effective January 1, 2002, the Company adopted Emerging Issues Task Force Number 01-14, "Income Statement Characterization of Reimbursement Received for "Out-of-Pocket' Expenses Incurred" (EITF 01-14), which requires that the reimbursement received for out-of-pocket expenses be classified as revenues and not as cost reductions. Prior to the effective date of EITF 01-14, the Company netted out-of-pocket reimbursements from customers with the applicable costs. These items include certain travel, meals, postage, hardware and telecommunication costs. While the adoption of EITF 01-14 will not have any impact on earnings from operations or net earnings, it will reduce operating margins since both revenues and costs will increase by the same amount. Prior period amounts were reclassified to conform to EITF 01-14.

        On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 provides for the discontinuance of amortization of goodwill effective January 1, 2002 and establishes methodologies for determining the impairment of the carrying value of goodwill. The following table illustrates adjusted net earnings and basic and diluted earnings per share as if these pronouncements were adopted as of January 1, 2001 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net earnings:
Net earnings	$230	$984	$447	$1,833
Add: goodwill amortization, net of tax	—	22	—	43

Adjusted net earnings	$230	$1,006	$447	$1,876

Basic and diluted earnings per share:
Reported	$0.01	$0.04	$0.02	$0.07
Goodwill amortization, net of tax	—	—	—	—

Adjusted basic and diluted earnings per share	$0.01	$0.04	$0.02	$0.07

        Management determined that goodwill is not impaired at January 1, 2002 and June 30, 2002 under SFAS No. 142.

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

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have an impact on the financial position or results of operations of the Company.

(G.) Related Party Transactions

        On August 13, 2002, Mr. Michael Sanchez repaid the two loans and interest in full that were previously outstanding with the Company during the quarter ended June 30, 2002. Mr. Sanchez, the Company's Chairman of the Board, had received two loans from the Company totaling $1,050,000. These two loans were interest bearing at a rate equal to the applicable federal funds interest rate at the time the loans were made. The loans were secured by collateral and were full recourse.

(H.) Acquisitions

        On July 3, 2002, Sanchez Computer Associates, Inc. ("Sanchez") announced that it had completed its acquisition, by way of a plan of arrangement (the "Arrangement"), of all of the outstanding common shares of Spectra Securities Software Inc., a Canadian corporation existing under the Business Corporations Act (Ontario) and it's subsidiaries ("Spectra"). Under the terms of the Arrangement, Sanchez acquired all of the common shares of Spectra and Eclipse VII Holdings Inc., an entity whose only asset of which was Spectra common shares ("Eclipse"), for approximately $24.2 million in cash, approximately $2.9 million in common stock and assumed approximately $1.6 million in net debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

        Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") is a global leader in developing and marketing scalable and integrated software and services solutions that provide banking, brokerage, customer integration and wealth management solutions for approximately 360 financial institutions in 21 countries. Sanchez solutions are designed to empower financial institutions to accelerate business transformation and achieve a competitive advantage by lowering operating costs, reducing technology risks and improving customer management. The Company sells application software licenses to financial institutions and operates a data processing center and bank operations outsourcing business. Sanchez corporate headquarters is located in Malvern, Pa. Sanchez Data Systems Inc., the company's outsourcing unit, has a management office in Malvern, and maintains an outsourcing data and operations service center in Seven Fields, Pa. The company's wealth management unit is based in Toronto, Canada.

        Sanchez licenses application software products that provide banking, customer integration, brokerage and wealth management solutions to financial institutions. Institutions can license Sanchez applications for in-house deployment, or they can license applications for use in an outsourced environment provided by Sanchez Data Systems Inc. ("SDSI").

        Sanchez's application software products include: Sanchez Profile®—a real-time, multi-currency, multi-lingual, core banking and transaction processing application; Profile for Windows®—the 32-bit, Windows-based, graphical user interface designed as the front-end to the Sanchez Profile core banking application used by tellers, branch and call center personnel; Sanchez Xpress™—an enterprise customer and transaction management system, which provides CRM and delivers business integration; Sanchez Webclient™—a Web-based, customer front-end processor; Sanchez WebCSR™—a browser-based, customer servicing application; Sanchez FMS™, the Financial Management System—an online, real-time cost center-based accounting system with complete multi-company and multi-currency support; and Sanchez CRM™—a Web-based customer relationship management system, which is available as a stand-alone application. Software applications under development include Sanchez Webteller™—a browser-based teller application.

        Sanchez's wealth management unit also develops and markets full-functioned, multi-channel, wealth management applications under the Sanchez Wealthware™ brand—a solution set that satisfies the real-time, straight-through processing requirements of brokers, bankers and insurance agents and includes equities, options, fixed-income securities, mutual fund securities and wrap account processing.

        Sanchez products may be licensed to a customer to run on an in-house basis or alternatively one or more Sanchez products may be used to provide an integrated banking and technology platform that supports a complete, outsourced direct banking solution. This outsourced solution is marketed under the Sanchez e-PROFILE® brand and is operated by SDSI. The solution provides an integrated, end-to-end bank operations and technology platform that enables financial services companies to offer comprehensive, on-line financial services to their customers.

        The Company derives its revenues from fees assessed on products, services, processing, and software maintenance as well as from other miscellaneous fees. Product fees include software license and product enhancement fees. Service fees include client implementation-related services and consulting fees. Processing fees consist primarily of monthly, account-based fees for account maintenance, monthly servicing and transaction fees associated with transaction volumes for a specified period, and origination fees in conjunction with opening new customer accounts.

        Typically, for Sanchez's software license contracts, fees are paid in stages upon the completion of defined deliverables or certain dates. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method, the Securities and Exchange Commission ("SEC") accounting rules outlined in Staff Accounting Bulletin No. 101 ("SAB 101"), or where applicable, on a cash basis. Service fees are generally recognized and billed monthly on a time and material basis. Maintenance fees are normally billed annually in advance and recognized into revenue ratably during the specified maintenance period.

        The Company's outsourced contracts can generate product license revenues, product enhancement revenues and implementation-related service revenues. These revenues, along with their associated costs, are largely deferred during the implementation phase of an outsourced contract in accordance with SAB 101. Once an outsourced client begins processing its customer's accounts on SDSI's outsourced platform, i.e., "goes live," the deferred revenue and costs are amortized over the expected life of the processing arrangement. Financial institutions selecting a Sanchez e-PROFILE outsourced solution either can purchase licenses for Sanchez products up-front, or in lieu of up-front license fees, institutions can opt to spread the license and accompanying maintenance fees on a per account/per month basis over the life of the processing contract. Assessment of these fees begins after the client "goes live" with the solution. In addition, outsourced contracts generate on-going, processing revenues. Under this model, as a client institution's customer account base grows, Sanchez increases its revenue stream.

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

  HIGHLIGHTS

        Revenues for the quarter ended June 30, 2002, were $22.3 million, compared to $24.5 million for the same period in 2001. Net earnings for the quarter totaled $230,000 or $0.01 per share, compared to net earnings of $984,000 or $0.04 per share for the same period last year. The Company's balance for deferred revenues under SAB 101 was $27.1 million with a deferred pre-tax earnings balance of $7.0 million at June 30, 2002. Deferred product and service revenue is part of the Company's recurring revenue stream along with software maintenance contracts and processing revenues generated by the Company's outsourcing unit.

        Processing revenues increased to $4.7 million in the second quarter, up 17.8% from $4.0 million in the second quarter of 2001. Also in the second quarter, the outsourcing unit's open account base grew 24.9% to 738,000 accounts, up from 591,000 open accounts at quarter-end March 31, 2002. The account base grew year over year by 394,000 accounts, or 115%, up from 344,000 accounts as of June 30, 2001. The second quarter of 2002 marked the eighth consecutive quarter of improved operating earnings for the outsourcing unit and was the second consecutive quarter in which the unit posted an operating profit.

        During the quarter, Paymap, Inc. and another client went live with their applications. The Paymap application is outside of the Company's traditional role of providing outsourcing services for direct banks. Paymap uses Sanchez software on an outsourced basis to support a high-volume, consumer electronic mortgage payment system on behalf of approximately 40 banks. In addition, during the quarter, the Company signed a master license agreement with Datawest Solutions Inc. to provide licenses and customizations at Scotiabank. Scotiabank is one of North America's premier financial institutions and will utilize the Sanchez integrated banking platform to process its mortgage loan portfolio. The Company also prevailed in its arbitration claim against 1stWebbankdirect, a division of Sovereign Bank, during the quarter and was awarded approximately $1.7 million. The amount included payment in full for the outstanding receivable in addition to approximately $370,000 of interest on that receivable. Also during the quarter, the company was informed of Santander Central Hispano's decision to terminate its Latin American direct bank initiative through its Patagon.com, Inc. subsidiary. Based upon a termination agreement reached with Patagon.com, Inc., the company agreed to write-off approximately $1.7 million in receivables during the quarter. The outstanding receivable was related to licenses and services Sanchez provided to Patagon.com, Inc. during the implementation of the bank's Latin American operations. As a result of this event and an assessment of the company's overall allowance for doubtful accounts reserve, the company recorded an additional $1.1 million in bad debt expense in the second quarter.

        Also during the quarter, the Company signed a definitive agreement to acquire Spectra Securities Software Inc., of Toronto, Canada, a leading provider of comprehensive wealth management solutions. The Company completed the acquisition on July 3, 2002. Under terms of the agreement, the Company acquired all shares of Spectra for approximately $27.1 million in cash and common stock and assumed approximately $1.6 million in net debt. With the acquisition complete, the Company has initiated a program to re-brand Spectra's Wealthware products under the Sanchez brand. The Wealthware product suite includes equities, options, fixed-income securities, mutual fund securities and wrap account processing, and complements the Company's integrated and real-time core technology platform for banking. Together, the two companies' application products and technologies provide a complete banking and brokerage platform which is expected to satisfy the industry's growing global requirements for an integrated banking and wealth management solution.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands
	2002	2001	2002	2001
Revenues
Products	$2,736	$7,093	$6,497	$14,515
Services	9,179	8,918	14,870	16,038
Processing	4,713	4,002	9,433	6,300
Software maintenance and other	5,704	4,500	10,858	10,150

Total revenues	$22,332	$24,513	$41,658	$47,003

Percentage relationship to total revenues
Revenues
Products	12.3%	28.9%	15.6%	30.9%
Services	41.1	36.4	35.7	34.1
Processing	21.1	16.3	22.6	13.4
Software maintenance and other	25.5	18.4	26.1	21.6

Total revenues	100.0	100.0	100.0	100.0

Operating expenses
Product development	17.4	19.9	16.5	19.1
Product support	5.4	5.5	6.0	5.7
Services	27.2	27.6	22.6	25.9
Processing	18.3	15.4	19.6	12.6
Sales and marketing	11.8	13.8	15.3	15.3
General, administrative and other	20.9	13.6	20.2	17.6

Total operating expenses	101.0	95.8	100.2	96.2

Earnings (loss) from operations	(1.0)	4.2	(0.2)	3.8
Interest income, net	2.5	1.8	1.8	2.0

Earnings before income taxes	1.5	6.0	1.6	5.8
Income tax provision	0.5	2.0	0.5	1.9

Net earnings	1.0%	4.0%	1.1%	3.9%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

REVENUES

        Revenues decreased $2.2 million, or 8.9%, in the second quarter of 2002 as compared to the second quarter of 2001. Product revenue decreased by $4.4 million or 61.4% from the second quarter of 2001 to the second quarter of 2002. This decrease is reflective of a temporary slow down in signing new license contracts, expansions and product enhancements as a result of difficult market conditions. Service revenue increased $261,000 or 2.9% in the second quarter of 2002 compared to the second quarter of 2001. This increase included the Company's recognition of approximately $3.2 million in revenues that had been deferred in accordance with SAB 101. The Company was able to recognize this revenue based upon the favorable arbitration ruling in respect to the previously announced dispute with 1stWebbankdirect. Processing revenues increased by $711,000 or 17.8% in the quarter ended June 30, 2002, as compared to the same period in 2001. The increase is primarily attributable to the increase in the number of clients and an increase in the number of accounts being processed on our outsourcing platform. As of June 30, 2002, the Company was processing approximately 738,000 accounts, as compared to 344,000 accounts as of June 30, 2001. Software maintenance and other revenue increased by $1.2 million or 26.8%, in the second quarter of 2002, due primarily to an increase in the Company's supported client base and rebilled expenses.

EXPENSES:

        PRODUCT DEVELOPMENT. Product development expenses decreased $1.0 million, or 20.4%, in the second quarter of 2002 compared to the second quarter of 2001, primarily due to the reduction in outside subcontractors and the net deferral of costs associated with certain clients who are in the process of implementing our outsourcing solution. Also contributing to this decrease was the allocation of costs from product development to other cost centers to reflect the product development contributions to various revenue cost centers.

        PRODUCT SUPPORT. Product support expenses decreased $165,000, or 12.1%, in the second quarter of 2002 compared to the second quarter of 2001. A reduction in third party maintenance costs in the 2002 quarter compared to the 2001 quarter is the primary reason for the cost reduction.

        SERVICES. Service expenses decreased by $691,000, or 10.2%, during the second quarter of 2002. The decrease was primarily due to a significant reduction in the use of third party service providers. Service expenses in the quarter ended June 30, 2002 included the recognition of $2.9 million in expenses related to 1stWebbankdirect that had been previously deferred in accordance with SAB 101. The gross margin relative to associated revenues was 33.8% for the second quarter of 2002, compared to 24.1% in the same period last year. The improved margins realized are primarily a result of a significant reduction in the use of third party service providers resulting in higher utilization rates of our internal resources.

        PROCESSING. Processing expenses increased $307,000, or 8.1%, in the second quarter of 2002. This increase is primarily attributable to the increased volume in account processing. The gross margin relative to processing was 13.2% in the second quarter of 2002 compared to 5.4% in the same quarter last year. The increased margin reflects the Company's ability to leverage its existing resources to process a larger account base.

        SALES AND MARKETING. Sales and marketing expenses decreased by $762,000, or 22.5%, in the 2002 period primarily due to a reduction in marketing expenses along with lower commissions and reduced overhead costs

        GENERAL, ADMINISTRATIVE AND OTHER. These expenses increased by $1.4 million, or 41.5%, in 2002 primarily due to an increase in the bad debt reserve as well as an increase in reimbursable expenses in the second quarter of 2002 compared to the second quarter of 2001. This was offset by a decrease in overhead expenses such as recruiting and training.

        INCOME TAX PROVISION. Taxes in the second quarter of 2002 were 33.0% of income before income taxes, which is comparable to the same quarter last year.

INTEREST INCOME

        Interest income for the quarter ended June 30, 2002 increased $114,000 or 26% compared to the quarter ended June 30, 2001. The increase is primarily related to interest received on the outstanding receivable balance for 1stWebbandirect that was settled in the second quarter of 2002. This increase was offset by lower interest rates being earned on the Company's cash reserves.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

REVENUES:

        Revenues decreased $5.3 million, or 11.4%, in the first six months of 2002 over the same period in 2001. Product revenue decreased by $8.0 million or 55.2% from the first six months of 2001 to the first six months of 2002. The decrease in product revenue is primarily attributable to fewer client product initiatives and less license expansions. Service revenues decreased $1.2 million or 7.3%. Service revenues in the first six months of 2002 included $3.2 million in revenue related to 1stWebbankdirect that had been previously deferred in accordance with SAB 101. The Company was able to recognize this revenue based upon the favorable arbitration ruling in respect to the previously announced dispute with 1stWebbankdirect. The decrease in service revenue is primarily the result of less new client implementations in 2002. Processing revenues increased by $3.1 million, or 49.7% in the six months ended June 30, 2002, as compared to the same period in 2001. The increase is primarily attributable to the increase in the number of clients and an increase in the number of accounts being processed on our outsourcing platform. Software maintenance and other revenue increased by $708,000, or 7.0%, in the first six months of 2002, due to an increase in the Company's supported client base.

EXPENSES:

        PRODUCT DEVELOPMENT. Product development expenses decreased $2.1 million, or 23.3%, in the first six months of 2002, primarily due to the reduction in the use of third party subcontractors related to development. Also contributing to this decrease was the net deferral, under SAB No. 101, of product development costs associated with certain outsourcing clients who are in the process of implementing our outsourcing solution.

        PRODUCT SUPPORT. Product support expenses decreased by $143,000, or 5.4%, for the six months ended June 30, 2002, primarily due to lower third party support fees, as the Company was able to provide more of the support with internal resources.

        SERVICES. Service expenses decreased by $2.8 million, or 22.7%, during the six months ended June 30, 2002, as compared to the same period in 2001. The decrease was primarily due to a significant reduction in the use of third party service providers. Service expenses in the first six months of 2002 included the recognition of $2.9 million in expenses related to 1stWebbankdirect that had been previously deferred in accordance with SAB 101. The gross margin relative to associated revenues was 36.8% for the first six months of 2002, compared to 24.1% in the same period last year. The improved margins realized are primarily a result of a significant reduction in the use of third party service providers and higher utilization rates of our internal resources.

        PROCESSING. Processing expenses increased $2.2 million, or 37.9%, in the first six months of 2002, as compared to the same period in 2001. This increase is attributable to third party processing fees and increased staffing needed to support the larger account base. The gross margin relative to processing was 13.6% during the six months ended June 30, 2002, as compared to 6.2% during the same period in 2001. The 13.6% margin reflects the continued improvement in the processing operation along with continued growth in the number of accounts.

        SALES AND MARKETING. Sales and marketing expenses decreased by $810,000, or 11.3%, in the 2002 period due to lower commissions. Also contributing to the decrease were reduced overhead costs such as recruiting and outside consulting along with lower incentive compensation expenses.

        GENERAL, ADMINISTRATIVE AND OTHER. These expenses increased by $73,000, or .9%, in 2002 primarily due to an increase in the bad debt reserve of $1.1 million offset by lower incentive compensation expense.

        INCOME TAX PROVISION. Taxes in the first six months of 2002 were 33.0% of income before income taxes, the same as the first six months of 2001.

INTEREST INCOME

        Interest income for the six months ended June 30, 2002 decreased $225,000 or 23.3% compared to the first six months of 2002. The decrease in interest income is primarily a result of lower interest rates being earned on the Company's cash reserves which was offset by interest earned on the settlement of the outstanding receivable with 1stWebbankdirect.

Liquidity and Capital Resources

        Cash and cash equivalents were $42.2 million at June 30, 2002. Cash provided by operating activities for the six months ended June 30, 2002 was $2.4 million as compared to $3.6 million provided by operating activities during the same period in 2001. This decrease in cash provided was primarily the result of a decrease in accounts payable and net earnings. Also contributing to this decrease was an increase in prepaid expenses. This decrease was partially offset by an increase in deferred revenue, primarily associated with annual maintenance billings. Accounts receivable increased by $2.0 million in the first six months of 2002 compared to an increase in the first six months of 2001 of $4.4 million. The Company continues to expect a certain amount of variability in the payment timing for major contract milestones, which will impact cash flow from operations during any given period. On July 3, 2002, the Company completed its acquisition of Spectra Securities, using $24.2 million of its own cash reserves in addition to common stock.

        In April of 2001, the Company agreed to commit up to $10 million of capital contributions to Profile Venture Partners Capital Fund I L.P. ("PVP"), a venture fund that invests in early stage technology infrastructure companies whose products and services can be utilized by financial services institutions. As of June 30, 2002, the Company has invested $2.0 million in the fund. During the first six months of 2002, the Company used $1.5 million for investing activities related to the purchase of fixed assets and additional investments in PVP.

        Financing activities provided $333,000 of cash during the six months ended June 30, 2002 from the exercise of stock options and proceeds from the employee stock purchase plan.

        The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future and at a minimum through the next year. On July 3, 2002 the Company secured a $20 million committed revolving line of credit. Should the Company's business expand more rapidly than expected, the Company believes that additional capital, if necessary, would be available to fund such operating and capital requirements.

        The Company believes that its business is generally not seasonal; however, the Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue, earnings and cash flow patterns. This variability is typically driven by significant events, which directly impact the recognition and billing of project-related revenues. Examples of such events include the timing of new business contract closings and the initiation of product and service fee revenue recognition, one-time payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users) and completion of implementation project roll-outs and the related revenue recognition. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter. The Company believes that over the course of time the ongoing monthly revenue stream associated with the SDSI outsourcing alternative will contribute toward more predictable quarter-to-quarter revenues.

Forward-looking Statements

        This Management's Discussion and Analysis contains forward-looking statements about Sanchez, its wealth management division (formerly Spectra Securities Software), and Sanchez Data Systems Inc. (SDSI), which are operating units of Sanchez, within the meaning of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and includes, without limitation, statements concerning Sanchez's expectations as to the company's revenues, expenses, EBITDA and earnings for 2002 and for future periods, the expected contribution thereto by the new wealth management division, the company's future profitability and operations, and the company's business development efforts. When used in this news release, the words "anticipate," "estimate," "expect," "intend," "plan," "project" and variations of these words and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties. Actual outcomes could differ materially from those expressed in any such forward-looking statement due to a variety of factors in addition to those specifically identified above. These factors include, without limitation, Sanchez's ability to integrate the Spectra business and products in a timely and successful manner, changes in tax laws, tax treaties or tax regulations and the interpretation of enforcement thereof or differing interpretation or enforcement of applicable law by the Canada Customs and Revenue Agency, U.S. Internal Revenue Service or other taxing authority, currency fluctuations, changes in capital requirements, demand for products and services in the financial services industry, business and economic conditions, competition among software and technology companies serving that industry, the timing of new contract closings, potential delays in the implementation of products and services, the success of the company's e-PROFILE outsourcing model, the extent to which the Internet will be used for financial services and products, the development of the top-tier, mid-tier, direct banking and brokerage markets, market acceptance of the company's products and services within these markets, the company's ability to protect its intellectual property rights, the potential adverse impact of security breaches, outcomes of pending and future litigation, the company's ability to continue to improve its products and services, and those additional risks identified in the company's Form 10-K for 2001, which was filed with the SEC on March 28, 2002. The company undertakes no duty to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Profile is a registered trademark and Sanchez Xpress, Sanchez Webclient and Sanchez WebCSR are trademarks of Sanchez Computer Associates Inc. e-PROFILE is a registered trademark of Sanchez Data Systems Inc. Wealthware is a trademark of Spectra Securities Software. All other company and product names may be trademarks of the respective companies with which they are associated.

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

Foreign Currency Risk

        The Company does not use foreign exchange forward contracts. Substantially all contractual arrangements with international customers have been denominated in U.S. dollars. With the acquisition of Spectra, the Company will have contracts denominated in foreign currencies.

PART II—OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 23, 2002, the Annual Meeting of Shareholders of the Company was held at which the following matters were submitted to and the requisite number of shares of Common Stock of the Company were voted on by the stockholders, with the results set forth below:

  a)
  The following persons were elected to the Board of Directors to serve as directors until the next annual meeting of shareholders in 2003, and until their respective successors are duly elected and qualified. Each person received the number of votes set forth next to their names below:

PROPOSAL I—ELECTION OF DIRECTORS

	For	Withheld
Michael A. Sanchez	21,944,879	1,429,281
Frank R. Sanchez	22,261,370	1,112,790
Joseph F. Waterman	22,761,530	612,630
Lawrence Chimerine	22,691,156	683,004
William M. Fenimore, Jr.	22,689,536	684,624
Frederick J. Gronbacher	23,060,867	313,293
Alex W. Hart	23,104,456	269,704
John D. Loewenberg	22,688,361	685,799
Thomas C. Lynch	23,062,141	312,019
James R. Stojak	23,685,296	688,864
Gary C. Wendt	23,101,216	272,944
  b)
  The shareholders approved and adopted the amendments to the 1995 Equity Compensation Plan and as a result of the adoption of the amendment, the amount authorized for issuance under the Plan is 9,360,000 shares. The votes cast for and against and the number of abstentions are set forth below:

PROPOSAL II—AMEND THE 1995 EQUITY COMPENSATION PLAN

	For	Against	Abstain
Votes to approve the Plan	16,644,801	2,464,853	63,833

ITEM 5: OTHER INFORMATION

        The Audit Committee of the Board of Directors of the Company has approved the engagement of the accounting firm of KPMG to perform non-attest services for the benefit of the Company in the following capacity:

          1) Tax Return Preparation Services—including but not limited to tax planning and tax return preparation for Federal, State, Local, Foreign and benefit plan related filing purposes, as well as to assist in preparing and filing returns for the benefit of ex-patriots of the Company

          2) General Accounting and Tax Consultation—including but not limited to providing management with guidance related to the proper application of accounting and tax rules, regulations, and laws.

          3) SAS 70 Report Services

        The Audit Committee and the Company believe that there are significant operational benefits and efficiencies to retaining KPMG to perform the services listed above. Further, the Audit Committee and the Company do not believe the engagement of KPMG to perform the services listed above will impair the independence of KPMG or their ability to perform the annual audit and quarterly reviews of the Company.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibit 99.1. CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  Exhibit 99.2. CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-OxleyAct of 2002.

  b)
  Form 8-K. Change in registrant's certifying accountants. Filed on July 3, 2002
  Form 8-K. Reporting change in registrant's forecast, favorable arbitration settlement, termination of client relationship and reduction in force. Filed on July 16, 2002
  Form 8-K. Completion of Spectra acquisition. Filed on July 17, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANCHEZ COMPUTER ASSOCIATES, INC.
/s/ TODD A. PITTMAN TODD A. PITTMAN Senior Vice President and Chief Financial Officer

Date: August 14, 2002

QuickLinks

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
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5: OTHER INFORMATION
  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES