Form 10-Q
period 2002-09-30
SANCHEZ COMPUTER ASSOCIATES INC
filed 2002-11-14
CIK 1022926

QuickLinks -- Click here to rapidly navigate through this document

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

Yes ☒                                                         No ☐

        As of October 31, 2002, there were 26,670,313 outstanding shares of the issuer's Common Stock, no par value.

SANCHEZ COMPUTER ASSSOCIATES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I: FINANCIAL INFORMATION

		Page No.
ITEM 1:	FINANCIAL STATEMENTS
	CONSOLIDATED BALANCE SHEETS
	September 30, 2002 (Unaudited) and December 31, 2001	3
	CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three and nine months ended September 30, 2002 and 2001	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30, 2002 and 2001	5
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	6
ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4:	CONTOLS AND PROCEDURES	23
	PART II: OTHER INFORMATION
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
ITEM 5:	OTHER INFORMATION	24
ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K	24
SIGNATURE		25
CERTIFICATIONS		26

Sanchez Computer Associates, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,403	$40,955
Receivables, less allowance of $700 and $1,219	18,651	21,359
Contracts in process	4,900	1,757
Recoverable income taxes	1,444	1,265
Deferred income taxes	4,976	4,683
Prepaid expenses and other current assets	3,476	1,537
Deferred product and service expense	13,061	10,598

Total current assets	69,911	82,154

Property and equipment
Equipment	15,493	14,275
Furniture and fixtures	2,634	2,468
Leasehold improvements	3,134	3,086

	21,261	19,829
Accumulated depreciation and amortization	15,725	12,582

Net property and equipment	5,536	7,247

Goodwill	23,860	899
Amortizable intangibles, net	8,930	459
Deferred product and service expense	6,442	6,305
Other non-current assets	4,621	3,549

Total assets	$119,300	$100,613

LIABILITIES
Current liabilities
Accounts payable, trade	$3,962	$4,929
Accrued expenses	8,912	7,621
Deferred product and service revenue	20,252	14,037
Deferred revenue	13,455	5,266

Total current liabilities	46,581	31,853
Deferred product and service revenue	8,344	8,630

Total liabilities	54,925	40,483
SHAREHOLDERS' EQUITY
Common stock stated value of $.01 per share, 75,000 shares authorized, 26,670 shares issued and outstanding as of September 30, 2002 and 25,963 shares issued and outstanding as of December 31, 2001	267	259
Additional paid-in capital	48,741	45,170
Retained earnings	16,462	14,701
Cumulative translation adjustment	(1,095)	—

Total shareholders' equity	64,375	60,130

Total liabilities and shareholders' equity	$119,300	$100,613

Sanchez Computer Associates, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Products	$4,029	$4,204	$10,526	$18,720
Services	10,232	9,897	25,102	25,936
Processing	4,934	4,173	14,367	10,472
Software maintenance and other	6,020	6,576	16,878	16,726

Total revenues	25,215	24,850	66,873	71,854

Operating expenses
Product development	4,701	4,880	11,595	13,868
Product support	1,488	1,300	4,002	3,957
Services	5,705	7,325	15,110	19,499
Processing	4,154	3,698	12,302	9,605
Sales and marketing	2,933	3,784	9,295	10,956
General, administrative and other	4,040	3,167	12,450	11,504
Restructuring charge	752	—	752	—

Total operating expenses	23,773	24,154	65,506	69,389

Earnings from operations	1,442	696	1,367	2,465
Interest income, net	147	596	889	1,562
Foreign exchange	134	—	134	—

Earnings before income taxes	1,723	1,292	2,390	4,027
Income tax provision	409	277	629	1,180

Net earnings	$1,314	$1,015	$1,761	$2,847

Basic earnings per average common share	$0.05	$0.04	$0.07	$0.11
Diluted earnings per average common share	0.05	0.04	0.07	0.11
Weighted-average common shares outstanding	26,503	25,937	26,202	25,631
Weighted-average common and dilutive shares outstanding	26,817	26,658	26,482	26,353

Sanchez Computer Associates, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net earnings	$1,761	$2,847
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	3,709	3,395
Deferred product and service revenue	5,929	936
Deferred product and service expense	(2,600)	(1,892)
Provision for doubtful accounts receivable	1,100	100
Cash provided (used) by changes in operating assets and liabilities exclusive of affects of business combinations
Accounts receivable	3,123	(3,315)
Contracts in process	(3,130)	(71)
Income tax refund receivable/payable	131	1,980
Prepaid and other current assets	(1,824)	102
Accounts payable and accrued expenses	(3,653)	(372)
Deferred revenue	4,870	1,265

Net cash provided by operating activities	9,416	4,975

Cash flows from investing activities
Investments	(500)	(606)
Capital expenditures	(1,334)	(2,178)
Acquisition of Spectra, net of cash acquired of $1,849 and including transaction costs of $514	(25,671)	—

Net cash used by investing activities	(27,505)	(2,784)

Cash flows from financing activities
Exercise of stock options	37	712
Repurchase of stock in subsidiary	—	(1,002)
Proceeds from the issuance of shares under the employee stock purchase plan	577	812

Net cash provided by financing activities	614	522

Net increase (decrease) in cash and cash equivalents	(17,475)	2,713
Effect of currency conversion on cash	(77)	—
Cash and cash equivalents at beginning of period	40,955	39,890

Cash and cash equivalents at end of period	$23,403	$42,603

Supplemental cash flow information
Income taxes paid	$716	$1,177
Non cash assets and liabilities acquired in business combination
Accounts receivable and contracts in process	1,602	—
Prepaid expenses and other current assets	1,536	—
Property and equipment	344	—
Amortizable intangibles	9,346	—
Goodwill	23,582	—
Accounts payable and accrued expenses	4,321	—
Deferred revenues	3,452	—
Common stock issued in connection with business combination	2,966	—

Sanchez Computer Associates, Inc.
Notes to Unaudited Consolidated Financial Statements

(A.) Basis of Presentation

        The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. ("Sanchez" or the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted in the United States for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's critical accounting policies, which have not changed materially since our latest filing of the Form 10-K on March 28, 2002. The consolidated results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year.

(B.) Client Revenue Data

        Revenue derived from customers in various geographic regions is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
U.S. and Caribbean	$14,975	$18,394	$42,686	$46,471
Canada	4,398	565	6,154	1,747
Europe	4,673	5,354	16,457	22,275
Other	1,169	537	1,576	1,361

Total	$25,215	$24,850	$66,873	$71,854

(C.) Segments

        The Company classifies its operations in three segments: Sanchez's software licensing business, the Sanchez Data Systems Inc. ("SDSI") outsourcing business and its Wealth Management Division, which was created following the Company's acquisition of Spectra Securities Software, Inc. and its subsidiaries ("Spectra") in July 2002 (see Note H). The Company evaluates the performance of its segments and allocates resources to them accordingly.

        The tables below summarize information about these business segments (in thousands):

	Nine months ended September 30,
	2002	2001
Revenues
Sanchez	$31,750	$50,247
SDSI	36,020	26,923
Wealth Management	3,919	—
Eliminations	(4,816)	(5,316)

Total	66,873	71,854

Earnings (loss) from operations
Sanchez	(1,553)	6,408
SDSI	2,742	(3,943)
Wealth Management	178	—

Total	$1,367	$2,465

	September 30, 2002	December 31, 2001
Total Assets
Sanchez	$95,318	$84,940
SDSI	43,013	36,488
Wealth Management	36,928	—
Eliminations	(55,959)	(20,815)

Total	$119,300	$100,613

(D.) Earnings Per Share

        Basic earnings per share have been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share have been computed as net earnings divided by weighted-average common and diluted shares outstanding which includes the dilutive effect of stock options and warrants. The following table provides a reconciliation of weighted-average common shares outstanding to weighted-average common and diluted shares outstanding (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Weighted-average common shares outstanding	26,503	25,937	26,202	25,631
Dilutive effect of options	314	721	280	722

Total weighted-average common and diluted shares outstanding	26,817	26,658	26,482	26,353

        For the three and nine months ended September 30, 2002, potentially dilutive common stock equivalents include options to purchase 4,740,808 and 4,689,483 shares of common stock, respectively, which were excluded from the calculation as their effect is anti-dilutive as a result of their exercise price. For the three and nine months ended September 30, 2001, potentially dilutive common stock equivalents include options to purchase 1,047,851 and 1,053,651 shares of common stock, respectively, which were excluded from the calculation as their effect is anti-dilutive as a result of their exercise price.

(E.) Contingencies

        During the three months ended September 30, 2002, the Company settled an outstanding receivable dispute with an unannounced client that had been previously disclosed in the Company's periodic filings. As a result of this settlement, the Company recognized approximately $3.1 million in revenue and approximately $2.3 million in costs previously deferred in accordance with Staff Accounting Bulletin No. 101 ("SAB No. 101") related to this client during the three months ended September 30, 2002.

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

        On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 provided for the discontinuance of amortization of goodwill for business combinations consummated after June 30, 2001, and effective January 1, 2002, provided for the discontinuation of amortization of goodwill for business combinations consummated before June 30, 2002. SFAS No. 142 also establishes methodologies for determining the impairment of the carrying value of goodwill. The following table illustrates adjusted net earnings and basic and diluted earnings per share as if SFAS No. 142 was adopted as of January 1, 2001 (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net earnings:
Net earnings	$1,314	$1,015	$1,761	$2,847
Add: goodwill amortization, net of tax	—	25	—	67

Adjusted net earnings	$1,314	$1,040	$1,761	$2,914

Basic and diluted earnings per average common share:
Reported	$0.05	$0.04	$0.07	$0.11
Goodwill amortization, net of tax	—	—	—	—

Adjusted basic and diluted earnings per average common share	$0.05	$0.04	$0.07	$0.11

        At September 30, 2002, goodwill consists of $899,000 from the Company's acquisition of SDSI in 1999 and $23.0 million from the Company's acquisition of Spectra in July 2002 (see Note H). During the first quarter of 2002, management determined that goodwill related to the SDSI acquisition was not impaired at January 1, 2002 based on the estimated enterprise value of the Company's SDSI business, using various valuation methods. Management will assess asset impairment with respect to goodwill under SFAS No. 142 on an annual basis in the third quarter of each year, or earlier if there are indicators of impairment.

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

        In June 2002, FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective prospectively for exit or disposal activities that are initiated after December 31, 2002.

(G.) Related Party Transactions

        On July 3, 2002, in connection with the acquisition of Spectra the Company loaned Mr. John McLeod, President and CEO of the Company's Wealth Management Division, approximately $314,000. This loan is secured by the pledge of 100,000 shares of Sanchez common stock. The loan contains an interest rate as prescribed by the Canadian Customs and Revenue Agency ("Base Rate"). This rate shall be adjusted quarterly to the extent such Base Rate changes. At the time of the loan the Base Rate was 3%. The loan has a term of three years commencing July 3, 2002 with six semi-annual payments the first of which is due on January 3, 2003.

        On August 13, 2002, Mr. Michael Sanchez repaid two loans and interest in full that were previously outstanding with the Company. Mr. Sanchez, the Company's Chairman of the Board, had received loans from the Company totaling $1,050,000.

        In accordance with the Sarbanes-Oxley Act of 2002 and the proposed NASDAQ rules, the Company has adopted a policy not to grant any new loans or materially modify or extend any existing loans to officers or directors of the Company and the audit committee must review and approve any related party transactions involving SEC reporting officers.

(H.) Acquisitions

        On July 3, 2002, Sanchez announced that it had completed its acquisition, by way of a plan of arrangement (the "Arrangement"), of all of the outstanding common shares of Spectra, a leading provider of comprehensive wealth management solutions. Under the terms of the Arrangement, Sanchez acquired all of the common shares of Spectra and Eclipse VII Holdings Inc., an entity whose only asset of which was Spectra common shares, for approximately $25.7 million in cash net of cash and including transaction costs, plus 583,813 shares of Sanchez common stock with a fair value of approximately $2.9 million. Leading up to the acquisition, the Company participated in arms length negotiations, performed due diligence, obtained a fairness opinion on the valuation of Spectra and used industry comparables to determine a purchase price. With the acquisition of Spectra, the Company has positioned itself to be able to provide a complete banking and brokerage platform that satisfies the industry's growing global requirements for an integrated banking and wealth management solution. The Company's results of operations for the three and nine months ended September 30, 2002 include the results of operations for Spectra from July 3, 2002, the date of acquisition, through September 30, 2002.

        The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that the Spectra acquisition had occurred as of the beginning of the period presented. The following unaudited pro forma information for the nine months ended September 30, 2002 and September 30, 2001 should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during that period, nor the results that may be obtained in the future. Included in the pro forma results below for the nine months ended September 30, 2002 and 2001, are the effects of certain non-recurring items from the Spectra historical results. The non-recurring items included the write down of goodwill, restructuring charges and the write off of certain long term investments totaling approximately $4.8 million in the period ended September 30, 2001 and approximately $400,000 for restructuring charges in the same period ended in 2002.

	Nine months ended September 30,
	2002	2001
	(amounts in thousands, except per-share amounts)
Pro forma revenues	$75,027	$82,099
Pro forma net income / (loss)	1,593	(8,903)
Basic earnings per common share as reported	0.07	0.11
Pro forma basic earnings / (loss) per common share	0.06	(0.34)
Diluted earnings per common share as reported	0.07	0.11
Pro forma diluted earnings / (loss) per common share	0.06	(0.34)

(I.) Comprehensive Income

        Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders' equity that are excluded from the determination of net income. The calculation of comprehensive income for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net earnings	$1,314	$1,015	$1,761	$2,847
Cumulative translation adjustments	(1,095)	—	(1,095)	—

Comprehensive income	$219	$1,015	$666	$2,847

(J.) Restructuring charge

        During the quarter ended September 30, 2002, the Company initiated restructuring actions by reducing its worldwide workforce by approximately 12% to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the quarter ended September 30, 2002, the same period that executive management committed to execute such actions.

        Restructuring charges recorded in connection with these actions totaled approximately $752,000, which consisted primarily of severance related payments and severance related tax payments. Of these restructuring charges, approximately $584,000 was paid during the three month period ended September 30, 2002, and the remainder will be paid during the six month period ending March 31, 2003.

        The following table summarizes the restructuring charges, the amounts paid and the ending accrual balances as of and for the three months ended September 30, 2002 (in thousands):

Accrued restructuring charges at June 30, 2002	$—
Severance related charges	752
Cash payments during the three month period ended September 30, 2002	(584)

Accrued restructuring charges at September 30, 2002	$168

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Sanchez Computer Associates Inc. ("Sanchez" or the "Company") is a global leader in developing and marketing scalable and integrated software and services solutions that provide banking, brokerage, customer integration and wealth management solutions for approximately 400 financial institutions in 21 countries. Sanchez solutions are designed to empower financial institutions to accelerate business transformation and achieve a competitive advantage by lowering operating costs, reducing technology risks and improving customer management. The Company sells application software licenses to financial institutions and also operates a data processing center and bank operations outsourcing business. Sanchez corporate headquarters is located in Malvern, Pa. Sanchez Data Systems Inc., ("SDSI") the Company's outsourcing unit, has a management office in Malvern, and maintains an outsourcing data and operations service center in Seven Fields, Pa. The Company's Wealth Management Division is based in Toronto, Canada.

        Sanchez licenses application software products that provide banking, customer integration, brokerage and wealth management solutions to financial institutions. Institutions can license Sanchez applications for in-house deployment, or they can license applications for use in an outsourced environment provided by SDSI.

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

        Sanchez's Wealth Management Division develops and markets full-functioned, multi-channel, wealth management applications under the Sanchez Wealthware™ brand—a solution set that satisfies the real-time, straight-through processing requirements of brokers, bankers and insurance agents and includes equities, options, fixed-income securities, mutual fund securities and wrap account processing.

        Sanchez products may be licensed to a customer to run on an in-house basis, or alternatively, one or more Sanchez products may be used to provide an integrated banking and technology platform that supports a complete, outsourced direct banking solution. This outsourced solution is marketed under the Sanchez e-PROFILE® brand and is operated by SDSI. The solution provides an integrated, end-to-end bank operations and technology platform that enables financial services companies to offer comprehensive, on-line financial services to their customers.

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

        Typically, for Sanchez's banking and wealth management software license contracts, fees are paid in stages upon the completion of defined deliverables or certain dates. The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method, or where applicable, on a cash basis. Service fees are generally recognized and billed monthly on a time and material basis. Maintenance fees are normally billed annually in advance and recognized into revenue ratably during the specified maintenance period.

        The Company's outsourced business can generate revenues from product licenses, product enhancements, implementation-related services, license maintenance and processing. With the exception of maintenance and processing revenues, outsourcing revenues, along with their associated costs, are largely deferred during the implementation phase of an outsourced project in accordance with Staff Accounting Bulletin No. 101 ("SAB No. 101"). Once an outsourced client begins processing its customers accounts on an outsourced platform, i.e., "goes live," the deferred revenue and costs are amortized over the expected life of the processing arrangement. In addition, once the client is running on an outsourced solution, processing fees and maintenance fees are assessed the client. Sanchez outsourcing includes solutions for wealth management and banking. Financial institutions selecting an outsourced solution either can purchase licenses for Sanchez products up-front, or in lieu of up-front license fees, institutions can opt to spread the license and accompanying maintenance fees on a per account/per month basis over the life of the processing contract. Assessment of these fees begins after the client "goes live" with the solution. In addition, outsourcing generates on-going, processing revenues. Under this model, as a client institution's customer account base grows, Sanchez increases its revenue stream.

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

THIRD QUARTER 2002 HIGHLIGHTS

        Revenues for the quarter ended September 30, 2002, were $25.2 million, compared to $24.9 million for the same period in 2001. Net earnings for the quarter ended September 30, 2002, totaled $1.3 million, or $0.05 per share, compared to net earnings of $1.0 million, or $0.04 per share for the same period last year. The Company's balance of deferred revenues under SAB No. 101 was $28.6 million with a deferred pre-tax earnings balance of $9.1 million at September 30, 2002.

        Processing revenues increased to $4.9 million in the third quarter, up 18.2% from $4.2 million in the third quarter of 2001. Processing margins for the quarter ended September 30, 2002 grew to 15.8% from 11.4% in the third quarter ended September 30, 2001. Also in the third quarter of 2002, SDSI's open account base grew 16.3% to 858,000 accounts, up from 738,000 open accounts at quarter-end June 30, 2002. The account base grew year over year by 447,000 accounts, or 109%, up from 411,000 accounts as of September 30, 2001. The third quarter of 2002 marked the third consecutive quarter in which the SDSI unit posted an operating profit. Also during the quarter, the Company signed a license agreement with a client for several Sanchez products. The client was referenced in previous quarters as a "significant U.S. financial services institution." This client remains in implementation to launch a direct bank on SDSI's outsourcing platform.

        On July 3, 2002, the Company completed the acquisition of Spectra Securities Software Inc., of Toronto, ("Spectra") a leading provider of comprehensive wealth management solutions. Under the terms of the arrangement, the Company acquired all shares of Spectra for approximately $28.6 million in cash and common stock, net of cash acquired and including transaction costs. With the acquisition complete, the Company has initiated a program to re-brand Spectra's Wealthware products under the Sanchez brand. The Wealthware product suite includes applications for equities, options, fixed-income securities, mutual fund securities and wrap account processing, and complements the Company's integrated and real-time core technology platform for banking. Together, the two companies' application products and technologies provide a complete banking and brokerage platform which we expect to satisfy the industry's growing global requirements for an integrated banking and wealth management solution.

        The third quarter ended September 30, 2002 represented the first quarter that included the results from the Company's Wealth Management Division, created with the acquisition of Spectra. For the third quarter, the Sanchez Wealth Management Division contributed approximately $3.9 million in revenue and posted operating earnings of approximately $178,000.

        As anticipated, operating expenses during the third quarter included a one-time restructuring charge of approximately $752,000, which covered costs related primarily to a 12% workforce reduction announced by the company on July 10. The one-time charge adversely affected the reported third quarter's earnings by approximately $0.02 per share.

        During the third quarter, Sanchez also settled its outstanding receivable dispute with an unannounced client that had been previously disclosed in the Company's periodic filings with the Securities and Exchange Commission. As a result, the Company recognized approximately $3.1 million revenue and $2.3 million in costs in the third quarter, which was previously deferred pursuant to SAB No. 101. Included in these revenue and expense numbers are approximately $400,000 in reimbursable expenses. The unannounced client had been in the final stages of implementing a direct bank in the fourth quarter of 2001 when the institution notified Sanchez that it would discontinue its direct banking initiative.

        Also during the third quarter, the Company benefited from a lower income tax provision, which had a favorable impact on earnings.

        The Company's balance sheet remained strong at the third quarter ended September 30, 2002 with more than $23 million in cash and no bank debt. The Company has an $20 million line of credit facility under which there is no outstanding amount.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Products	$4,029	$4,204	$10,526	$18,720
Services	10,232	9,897	25,102	25,936
Processing	4,934	4,173	14,367	10,472
Software maintenance and other	6,020	6,576	16,878	16,726

Total revenues	$25,215	$24,850	$66,873	$71,854

Percentage relationship to total revenues
Revenues
Products	16.0%	16.9%	15.7%	26.0%
Services	40.6	39.8	37.5	36.1
Processing	19.5	16.8	21.5	14.6
Software maintenance and other	23.9	26.5	25.3	23.3

Total revenues	100.0	100.0	100.0	100.0

Operating expenses
Product development	18.7	19.6	17.3	19.3
Product support	5.9	5.2	6.0	5.5
Services	22.6	29.5	22.6	27.1
Processing	16.5	14.9	18.4	13.4
Sales and marketing	11.6	15.2	13.9	15.2
General, administrative and other	16.0	12.8	18.6	16.1
Restructuring charge	3.0	—	1.2	—

Total operating expenses	94.3	97.2	98.0	96.6

Earnings from operations	5.7	2.8	2.0	3.4
Interest income, net	0.6	2.4	1.4	2.2
Foreign exchange	0.5	—	0.2	—

Earnings before income taxes	6.8	5.2	3.6	5.6
Income tax provision	1.6	1.1	1.0	1.6

Net earnings	5.2%	4.1%	2.6%	4.0%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

REVENUES

        Total revenues increased $365,000, or 1.5%, in the third quarter of 2002 as compared to the third quarter of 2001. Product revenue decreased by $175,000, or 4.2%, from the third quarter of 2001 to the third quarter of 2002. The Company's newly acquired Wealth Management division contributed $1.4 million to product revenues in the third quarter of 2002. This increase from Wealth Management was offset by a decrease in other product revenue of $1.6 million over the same comparative period. This decrease is reflective of a continued slow down in signing new license contracts and product enhancements as a result of difficult market conditions.

        Service revenue increased $335,000, or 3.4%, in the third quarter of 2002 compared to the third quarter of 2001. This increase was primarily attributable to the $1.5 million in service revenue from Wealth Management in the third quarter of 2002. Also during the third quarter of 2002, the Company settled its outstanding receivable with an unannounced client previously disclosed in the Company's periodic filings with the Securities and Exchange Commission. As a result, the Company recognized approximately $2.9 million in service revenue in the third quarter, which was previously deferred pursuant to SAB No. 101. The unannounced client had been in the final stages of implementing a direct bank in the fourth quarter of 2001 when the institution notified Sanchez that it would discontinue its direct banking initiative.

        Processing revenues increased by $761,000, or 18.2%, in the quarter ended September 30, 2002, as compared to the same period in 2001. The overall increase is primarily attributable to the increase in the number of clients and an increase in the number of accounts being processed on the Company's outsourcing platform. As of September 30, 2002, the Company was processing approximately 858,000 accounts, as compared to 411,000 accounts as of September 30, 2001.

        Software maintenance and other revenue decreased by $556,000, or 8.5%, in the third quarter of 2002 compared to the third quarter of 2001. In the quarter ended September 30, 2001, software maintenance and other revenues benefited from the settlement of a disputed maintenance charge with a former customer. Partially offsetting this one time benefit was the revenue from the newly acquired Wealth Management business, annual maintenance increases, maintenance on license expansions and an increase in reimbursable expense revenues in the quarter ended September 30, 2002.

EXPENSES

        PRODUCT DEVELOPMENT. Product development expenses decreased $179,000, or 3.7%, in the third quarter of 2002 compared to the third quarter of 2001, primarily due to the reduction in third party subcontractors and the impact of the reduction in force in July 2002. Also contributing to this decrease was the allocation of costs from product development to other cost centers to reflect the product development contributions to various revenue cost centers. These decreases were partially offset by expenses from the acquired Wealth Management business, which added expenses of $1.3 million for the quarter. Also offsetting the increase was the net deferral of product development costs attributable to the SAB No. 101 revenue associated with a client that was in the process of implementing our outsourcing solution.

        PRODUCT SUPPORT. Product support expenses increased $188,000, or 14.5%, in the third quarter of 2002 compared to the third quarter of 2001. Expenses from the acquired Wealth Management business were the primary reason for the increase in expenses. The increase from the Wealth Management Division was partially offset by a reduction in third party maintenance costs, the impact of the reduction in force and a decrease in the allocation of costs from other cost centers.

        SERVICES. Service expenses decreased by $1.6 million, or 22.1%, in the third quarter of 2002 as compared to the third quarter of 2001. The overall decrease was primarily due to a significant reduction in the use of third party service providers and increased net deferral in accordance with SAB No. 101. Service expenses in the quarter ended September 30, 2002 included the recognition of approximately $1.9 million in expenses related to the settlement of an outstanding receivable with an unannounced client, previously disclosed in the Company's periodic filings with the Securities and Exchange Commission, that had been previously deferred in accordance with SAB No. 101. Also offsetting the decrease were the expenses from the newly acquired Wealth Management business. The gross margin relative to associated revenues was 44.2% for the third quarter of 2002, compared to 26.0% in the same period last year. The improved margins are primarily a result of a significant reduction in the use of third party service providers resulting in higher utilization rates of our internal resources, higher margins realized on a fixed price implementation project, as well as deferrals from SAB No. 101 of certain lower margin projects which will be accreted in future periods.

        PROCESSING. Processing expenses increased $456,000, or 12.3%, in the third quarter of 2002 compared to the third quarter of 2001. This increase is primarily attributable to the increased volume in account processing and new clients being live on the platform. The gross margin relative to processing was 15.8% in the third quarter of 2002 compared to 11.4% in the same quarter last year. The increased margin reflects the Company's ability to leverage its existing resources to process a larger account base.

        SALES AND MARKETING. Sales and marketing expenses decreased by $851,000, or 22.5%, in the quarter ended September 30, 2002 compared to the same quarter in 2001, primarily due to a reduction in marketing expenses, lower compensation costs and reduced overhead costs. Also contributing to the decrease was the reduction in force in July 2002. These decreases were partially offset by the Wealth Management expenses for the quarter ended September 30, 2002.

        GENERAL, ADMINISTRATIVE AND OTHER. These expenses increased by $873,000, or 27.6%, in the quarter ended September 30, 2002 compared to the same period in 2001, primarily due to the addition of the newly acquired Wealth Management business.

        RESTRUCTURING CHARGE. During the quarter ended September 30, 2002, the Company initiated restructuring actions by reducing its worldwide workforce by approximately 12% to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the quarter ended September 30, 2002, the same period that executive management committed to execute such actions.

        Restructuring charges recorded in connection with these actions totaled approximately $752,000, which consisted primarily of severance related payments and severance related tax payments. Of these restructuring charges, approximately $584,000 was paid during the three month period ended September 30, 2002, and the remainder will be paid during the six month period ending March 31, 2003.

        The following table summarizes the restructuring charges, the amounts paid and the ending accrual balances as of and for the three months ended September 30, 2002 in thousands:

Accrued restructuring charges at June 30, 2002	$—
Severance related charges	752
Cash payments during the three month period ended September 30, 2002	(584)

Accrued restructuring charges at September 30, 2002	$168

        INCOME TAX PROVISION. The effective income tax rate in the third quarter of 2002 was 23.7% of income before income taxes, which is in line with the effective at of 21.4% in the same quarter last year. During the third quarter ended September 30 2002, the Company benefited from a favorable return to accrual calculation generated from the Company's extraterritorial income exclusion. During the same quarter in 2001, the Company benefited from a favorable return to accrual calculation generated from its foreign sales corporation return.

        INTEREST INCOME. Interest income for the quarter ended September 30, 2002 decreased $449,000 or 75.3% compared to the quarter ended September 30, 2001. The decrease is primarily related to lower cash balances subsequent to the cash used to purchase Spectra in July and lower interest rates.

        FOREIGN EXCHANGE. In connection with the acquisition of Spectra, the Company has certain intercompany obligations that are subject to fluctuations in currency rates. For the quarter ended September 30, 2002, the foreign exchange gain was $134,000.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues

        Total revenues decreased $5.0 million, or 6.9%, in the first nine months of 2002 over the same period in 2001. Product revenue decreased by $8.2 million or 43.8% from the first nine months of 2001 to the first nine months of 2002. The Company's newly acquired Wealth Management division contributed $1.4 million to product revenues in the first nine months of 2002. The decrease in product revenue is primarily attributable to fewer client product initiatives and license revenue deferrals associated with SAB No. 101 in 2002.

        Service revenues decreased $834,000, or 3.2% from the first nine months of 2001 to the first nine months of 2002. Service revenues in the first nine months of 2002 included $3.2 million in revenue related to 1stWebbankdirect that had been previously deferred in accordance with SAB No. 101. The Company was able to recognize this revenue based upon the favorable arbitration ruling in respect to a dispute with 1stWebbankdirect. Also during the first nine months of 2002, the Company settled its outstanding receivable with an unannounced client previously disclosed in the Company's periodic filings with the Securities and Exchange Commission. As a result, the Company recognized approximately $2.9 million in service revenue in the third quarter, which was previously deferred pursuant to SAB No. 101. Wealth Management contributed $1.5 million to service revenues in the first nine months of 2002. The increases from Wealth Management and the two client settlements were offset by a decrease in service revenues of $8.4 million in the first nine months of 2002, as compared to the first nine months of 2001.

        Processing revenues increased by $3.9 million, or 37.2%, in the nine months ended September 30, 2002, as compared to the same period in 2001. The overall increase is primarily attributable to the increase in the number of clients and an increase in the number of accounts being processed on our outsourcing platform.

        Software maintenance and other revenue increased by $152,000, or 0.9%, in the first nine months of 2002, compared to the same period in 2001. In the nine months ended September 30, 2001, software maintenance and other revenues benefited from the settlement of a disputed maintenance charge with a former customer. Partially offsetting this one time benefit from 2001 was the revenue from the newly acquired Wealth Management business, annual maintenance increases, maintenance on license expansions and an increase in reimbursable expense revenues in the nine months ended September 30, 2002.

EXPENSES

        PRODUCT DEVELOPMENT. Product development expenses decreased $2.3 million, or 16.4%, in the first nine months of 2002 compared to the same period in 2001, primarily due to the reduction in the use of third party subcontractors. Also contributing to this decrease was the net deferral, under SAB No. 101, of product development costs associated with certain clients who have purchased a license and were in the process of implementing our outsourcing solution. In addition, the impact of the reduction in force reduced product development expenses in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Partially offsetting these reductions was the impact of the Spectra acquisition and their expenses of $1.3 million.

        PRODUCT SUPPORT. Product support expenses increased by $45,000, or 1.1%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This increase was primarily due to expenses from the newly acquired Wealth Management business offset by lower third party support fees, as the Company was able to provide more of the support with internal resources.

        SERVICES. Service expenses decreased by $4.4 million, or 22.5%, during the nine months ended September 30, 2002, as compared to the same period in 2001. The decrease was primarily due to a significant reduction in the use of third party service providers. Service expenses in the first nine months of 2002 also included the recognition of $2.9 million in expenses related to 1stWebbankdirect that had been previously deferred in accordance with SAB 101. Services expenses in the first nine months of 2002 also included the recognition of $1.9 million in expenses related to the settlement of an outstanding receivable with an unannounced client, previously disclosed in the Company's periodic filings with the Securities and Exchange Commission, that had been previously deferred in accordance with SAB No. 101. The gross margin relative to associated revenues was 39.8% for the first nine months of 2002, compared to 24.8% in the same period last year. The improved margins realized are primarily a result of a significant reduction in the use of third party service providers, higher utilization rates of our internal resources, higher margins realized on a fixed price implementation project, as well as deferrals from SAB No. 101 of certain lower margin projects which will be accreted in future periods.

        PROCESSING. Processing expenses increased $2.7 million, or 28.1%, in the first nine months of 2002, as compared to the same period in 2001. This increase is attributable to third party processing fees and increased staffing needed to support the larger account base. The gross margin relative to processing was 14.4% during the nine months ended September 30, 2002, as compared to 8.3% during the same period in 2001. The 14.4% margin reflects the continued improvement in the processing operation along with continued growth in the number of accounts and clients using the outsourcing platform.

        SALES AND MARKETING. Sales and marketing expenses decreased by $1.7 million, or 15.2%, in the nine months ended September 30, 2002 compared to the same period in 2001, due to lower marketing and compensation costs. Also contributing to the decrease were reduced recruiting and outside consulting costs. These were partially offset by the new Wealth Management Division expenses.

        GENERAL, ADMINISTRATIVE AND OTHER. These expenses increased by $946,000, or 8.2%, in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, primarily due to an increase in the bad debt reserve of approximately $1.0 million offset by lower incentive compensation expense. The impact of the reduction in force described below was offset by the Wealth Management division expenses.

        RESTRUCTURING CHARGE. During the nine months ended September 30, 2002, the Company initiated restructuring actions by reducing its worldwide workforce by approximately 12% to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the quarter ended September 30, 2002, the same period that executive management committed to execute such actions.

        Restructuring charges recorded in connection with these actions totaled approximately $752,000, which consisted primarily of severance related payments and severance related tax payments. Of these restructuring charges, approximately $584,000 were paid during the three month period ended September 30, 2002, and the remainder will be paid during the six month period ending March 31, 2003.

        The following table summarizes the restructuring charges, the amounts paid and the ending accrual balances as of and for the nine months ended September 30, 2002:

In Thousands
Accrued restructuring charges at January 1, 2002	$—
Severance related charges	752
Cash payments during the nine month period ended September 30, 2002	(584)

Accrued restructuring charges at September 30, 2002	$168

        INCOME TAX PROVISION. The effective income tax rate in the first nine months of 2002 was 26.3% of income before income taxes, compared to 29.3% for the first nine months of 2001. During the nine months ended September 30 2002, the Company benefited from a favorable return to accrual calculation generated from the Company's extraterritorial income exclusion. During the first nine months of 2001, the Company benefited from a favorable return from its foreign sales corporation return.

        INTEREST INCOME. Interest income for the nine months ended September 30, 2002 decreased $673,000 or 43.1% compared to the first nine months of 2001. The decrease in interest income is primarily a result of lower interest rates being earned on the Company's cash reserves along with lower reserves following the acquisition of Spectra in July 2002.

        FOREIGN EXCHANGE. In connection with the acquisition of Spectra, the Company has certain intercompany obligations that are subject to fluctuations in currency rates. For the nine months ended September 30, 2002, the foreign exchange gain was $134,000.

Liquidity and Capital Resources

        Cash and cash equivalents were $23.4 million at September 30, 2002. Cash provided by operating activities for the nine months ended September 30, 2002 was $9.4 million as compared to $5.0 million provided by operating activities during the same period in 2001. This increase in cash provided was primarily the result of an increase in deferred revenue and deferred product and service revenue along with a reduction in accounts receivable. Accounts receivable decreased by $3.1 million in the first nine months of 2002 compared to an increase in the first nine months of 2001 of $3.3 million. These increases were partially offset by a reduction in accounts payable and an increase in prepaid expenses. The Company continues to expect a certain amount of variability in the payment timing for major contract milestones, which will impact cash flow from operations during any given period

        On July 3, 2002, the Company completed its acquisition of Spectra Securities, using $25.7 million of its own cash reserves in addition to common stock. During the first nine months of 2002, the Company also used $1.8 million for investing activities related to the purchase of fixed assets and investment in the venture fund discussed below.

        In April of 2001, the Company agreed to commit up to $10 million of capital contributions to a venture fund that invests in early stage technology infrastructure companies whose products and services can be utilized by financial services institutions. Sanchez anticipates that during the fourth quarter of 2002, the limited partners of the venture fund will agree to reduce their capital commitment as a result of a contemplated restructuring of the fund and the Company's commitment would be reduced to $3 million. As of September 30, 2002, the Company has invested $2.0 million in the fund.

        Financing activities provided $614,000 of cash during the nine months ended September 30, 2002 from the exercise of stock options and proceeds from the employee stock purchase plan.

        The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future and at a minimum through the next year. On July 3, 2002, the Company secured a $20 million committed revolving line of credit. There have been no borrowings under this facility. Should the Company's business expand more rapidly than expected, the Company believes that additional capital, if necessary, would be available to fund such operating and capital requirements.

        The Company believes that its business is generally not seasonal; however, the Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue, earnings and cash flow patterns. This variability is typically driven by significant events, which directly impact the recognition and billing of project-related revenues. Examples of such events include the timing of new business contract closings, the initiation of product and service fee revenue recognition, one-time payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users) and completion of implementation project roll-outs and the related revenue recognition. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter. The Company believes that over the course of time the ongoing monthly revenue stream associated with the SDSI outsourcing alternative will contribute toward more predictable quarter-to-quarter revenues.

Forward-looking Statements

        This Management's Discussion and Analysis contains forward-looking statements about Sanchez, its wealth management division (formerly Spectra), and SDSI, which are operating units of Sanchez, within the meaning of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and includes, without limitation, statements concerning Sanchez's expectations as to the company's revenues, expenses, EBITDA and earnings for 2002 and for future periods, the expected contribution thereto by the new wealth management division, the company's future profitability and operations, and the company's business development efforts. When used in this Form 10-Q, the words "anticipate," "estimate," "expect," "intend," "plan," "project" and variations of these words and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties. Actual outcomes could differ materially from those expressed in any such forward-looking statement due to a variety of factors in addition to those specifically identified above. These factors include, without limitation, Sanchez's ability to integrate the Spectra business and products in a timely and successful manner, changes in tax laws, tax treaties or tax regulations and the interpretation of enforcement thereof or differing interpretation or enforcement of applicable law by the Canada Customs and Revenue Agency, U.S. Internal Revenue Service or other taxing authority, currency fluctuations, changes in capital requirements, demand for products and services in the financial services industry, business and economic conditions, competition among software and technology companies serving that industry, the timing of new contract closings, potential delays in the implementation of products and services, the success of the company's e-PROFILE outsourcing model, the extent to which the Internet will be used for financial services and products, the development of the top-tier, mid-tier, direct banking and brokerage markets, market acceptance of the company's products and services within these markets, the company's ability to protect its intellectual property rights, the potential adverse impact of security breaches, outcomes of pending and future litigation, the company's ability to continue to improve its products and services, and those additional risks identified in the company's Form 10-K for 2001, which was filed with the SEC on March 28, 2002. The company undertakes no duty to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Profile is a registered trademark and Sanchez Xpress, Sanchez Webclient, Sanchez WebCSR and Wealthware are trademarks of Sanchez Computer Associates Inc. e-PROFILE is a registered trademark of Sanchez Data Systems Inc. All other company and product names may be trademarks of the respective companies with which they are associated.

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

Foreign Currency Risk

        The Company does not use foreign exchange forward contracts. Substantially all of the Company's U.S. based operations contract in U.S. dollars. For the Company's foreign subsidiaries, the Company generally matches local currency revenues with local currency costs. The Company does have certain inter-company relationships that may create foreign exchange gains or losses.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Internal Controls

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to 90 days prior to the filing of this report, nor any known significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Audit Process and Auditors

        Under the Sarbanes-Oxley Act, auditors are prohibited from providing non-audit services to audit clients without the advance approval of the audit committee. At the August 7, 2002 Audit Committee meeting, Sanchez received approval from the Audit Committee for the Company's auditors to perform various tax return preparation, tax consultancy and SAS 70 Report services. Any subsequent authorizations will be disclosed as required. The Audit Committee has also put in place a procedure for approval of the permitted non-audit services by one of two Audit Committee members in between meetings, subject to subsequent ratification by the full Audit Committee.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        N/A

ITEM 5. OTHER INFORMATION

        N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibit 99.1.    CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Form 8-K. Change in registrant's certifying accountants. Filed on July 3, 2002

    Form 8-K. Reporting change in registrant's forecast, favorable arbitration settlement, termination of client relationship and reduction in force. Filed on July 16, 2002

    Form 8-K. Completion of Spectra acquisition. Filed on July 17, 2002

    Form 8-K/A. Item 7 Financial information related to the Spectra acquisition. Filed on September 16, 2002

    Form 8-K/A Amendment 2. Adjustment to pro forma goodwill filed in Form 8-K/A on September 16, 2002. Filed on September 25, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANCHEZ COMPUTER ASSOCIATES, INC.
By:	/s/ TODD A. PITTMAN Todd A. Pittman Senior Vice President and Chief Financial Officer

Date: November 14, 2002

CERTIFICATION

I, Frank Sanchez, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Sanchez Computer Associates, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: November 14, 2002	/s/ FRANK R. SANCHEZ
Frank R. Sanchez Chief Executive Officer

CERTIFICATION

I, Todd Pittman, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Sanchez Computer Associates, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: November 14, 2002	/s/ TODD A. PITTMAN
Todd A. Pittman Senior Vice President and Chief Financial Officer

QuickLinks

SANCHEZ COMPUTER ASSSOCIATES, INC. INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002
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
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION