Form 10-K
period 2002-12-31
SANCHEZ COMPUTER ASSOCIATES INC
filed 2003-03-31
CIK 1022926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to
Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

www.sanchez.com
(Company’s Web site)

Registrant’s telephone number, including area code: (610) 296-8877

Securities registered pursuant to Section 12(b) of the Act:     NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, no par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒           No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

        The aggregate market value of shares of Common Stock held by non-affiliates (based on the closing price on NASDAQ) on June 30, 2002 was approximately $63.8 million.

        The number of shares of registrant’s Common Stock outstanding as of March 21, 2003 was 26,774,802 shares.

Documents Incorporated by Reference

        Portions of registrant’s Proxy Statement relating to the annual meeting of shareholders of registrant to be held on May 22, 2003 are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K. Registrant expects to file the Proxy Statement within 120 days after the end of the year covered by this Form 10-K. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Form 10-K.

SANCHEZ COMPUTER ASSOCIATES, INC.

INDEX TO FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

Item 1.  Business.

        Sanchez Computer Associates Inc. (Sanchez or the Company) is publicly traded on the Nasdaq Stock Exchange under the symbol SCAI.  The Company is a global leader in developing and marketing scalable and integrated software and services that provide banking, customer integration, brokerage, wealth management and outsourcing solutions to approximately 400 financial institutions in 21 countries.  Sanchez’s corporate headquarters is located in Malvern, Pennsylvania.  The Company’s outsourcing data and operations service center is located in Seven Fields, Pennsylvania.  On July 3, 2002, Sanchez completed an acquisition of Spectra Securities Software, Inc., of Toronto, Canada (Spectra or Wealth Management), a leading provider of comprehensive wealth management solutions.  Spectra and its products now carry the Sanchez brand and operate as the Company’s Wealth Management Division.  This division is based in Toronto, Canada.  Sanchez also maintains services and sales offices in San Ramon, California; Sydney, Australia; New York, New York; Amsterdam, the Netherlands; Warsaw, Poland; Chester, the United Kingdom; and Singapore.  Beginning with the first quarter of 2003, Sanchez organized into divisions and initiated new segment reporting based on those divisions.  Sanchez’s divisional segments are Banking Solutions, Wealth Management, Outsourcing and Global Services.  Each division has individual profit and loss responsibilities and is responsible for advancing the Company’s role as the industry’s leading “value innovator.”  Whether through products, methodologies, services, custom software enhancements or systems consulting engagements, each division is tasked to significantly lower clients’ ongoing operations and technology costs, reduce their technology risk, and improve their enterprise customer management.  The divisions were created to provide the innovation and focus necessary to ensure clients’ business plans succeed.  The Company believes this additional focus for all of its products and services will help the Company pursue new, or previously under-served revenue opportunities.  In addition, it is believed the divisions will allow the Company to become more nimble and respond more quickly to a wider variety of client requirements and needs.

Sanchez’s Integrated Banking and Wealth Management Platforms

        The Sanchez integrated banking platform empowers financial institutions to accelerate business transformation and achieve a competitive advantage by lowering operating costs, reducing technology risks and improving customer management.  The Sanchez integrated banking platform has multi-currency and multi-language capabilities, and can scale to the retail and commercial requirements of the world’s largest banks.

        An institution purchases a Sanchez banking solution by licensing one or more of Sanchez’s application software products.  Those products include: Sanchez ProfileTMcore banking and transaction processing application; Sanchez XpressTM, an enterprise customer and transaction management system; Sanchez WebclientTM, a Web-based, Internet customer front-end processor; Sanchez WebCSRTM, a browser-based customer and account servicing application used in an institution’s branches and call centers and Sanchez FMSTM, the Financial Management System, which is an online, real-time cost center-based accounting system with complete multi-company and multi-currency support.  In addition, Sanchez offers Profile for Windows®, the 32-bit, Windows-based, graphical user interface designed as the front-end to Sanchez Profile’s core banking application, which is used by tellers, branch and call center personnel. Sanchez CRMTM, a Web-based customer relationship management system, is available as a stand-alone application or integrated with Sanchez’ banking platform.

        Sanchez WealthwareTM is Sanchez’s wealth management product line, which was acquired in July 2002 through the acquisition of Spectra.  Sanchez Wealthware is a comprehensive, multi-channel wealth management solution that helps financial institutions manage investor assets online by providing a collaborative, holistic client-view of assets and holdings based on real-time information.  The product line includes aggregation and Information Management, AIMR-Compliant Portfolio Management, Market Data Management and Order Management with Straight Through Processing (STP) for equities, options, fixed income and mutual funds.

Application Product Overview — Sanchez Profile

        Sanchez Profile is an online, customer-centric, multi-currency, multi-channel strategic core processing system for deposits and loans.  Profile is designed to support the needs of both retail and commercial financial institutions and is capable of delivering significant operational efficiencies as well as reductions in the operations and technology cost savings to the enterprise.  Profile is engineered for high speed and high volume transaction processing throughput, (published benchmarks support real-time transaction processing at a rate of 1,900TPS) providing full ACID (Atomic, Consistent, Isolated, Durable) properties as well as logical dual site operation functionality for true 24x365 operation.  Profile is also designed to be platform and operating system independent.  Through the use of Sanchez Profile’s automatic code generation tools, provided by DATA-QWIKTM, the financial institution’s business users can construct custom financial products, without writing any code.

Application Product Overview — Sanchez Xpress

        Sanchez Xpress is an enterprise integration solution that provides customer and account aggregation, financial product distribution, and supports the real-time integration of all customer delivery channels to an institution’s internal and external product processing systems.  Sanchez Xpress provides a product distribution engine that manages and coordinates business processes and transactions across an institution’s internal and third-party product processing systems.  This capability also provides several services including messaging, application integration, transaction monitoring, directory services and authorization and authentication functions.  These capabilities utilize various J2EE application server components such as the Java Naming and Directory Interface (JNDI), as well as messaging components such as IBM’s WebSphere MQ, Hewlett Packard’s Application Server or BEA Systems WebLogic.

        Sanchez Xpress also acts as message-oriented middleware in that the messaging components natively assume XML is used as a standard protocol and data description language.  These features support various industry standards, such as Open Financial Exchange (OFX).  This also provides an easy mechanism to support Wireless Markup Language (WML) and Wireless Application Protocol (WAP).  These types of components are readily available from various third-party application vendors and application server vendors such as IBM.

Application Product Overview—Sanchez Webclient

        Sanchez Webclient is a Web-enabled Internet banking application that provides an institution’s customers with a single access point to their financial information by creating a personalized financial services portal for all transactions and products.  Webclient integrates a financial institution’s retail customer’s financial products into a content rich Web site where the customer can view account information and perform transactions.

        Sanchez Webclient provides a dynamic page-publishing framework that allows an institution to retain control over the appearance, navigational elements and content of the Web site.  Sanchez Webclient also works with third-party applications to drive content presentation; e.g., Sanchez Webclient supports download capabilities to popular personal finance packages such as Microsoft Money® and Quicken®.  The software provides a mechanism for targeting banner ads and marketing messages, according to predefined customer information.  From this data, Sanchez Webclient applies user-defined business rules to influence the content presented to customers  This functionality supports one-to-one marketing campaigns and allows for cross selling of different products, based on customer buying behaviors.  All customer information is fully protected in a secure environment.  For customer login security, Sanchez Webclient supports password as well as certificate authentication schemes.  Data encryption techniques are applied to ensure sensitive financial data is safeguarded.

        To achieve maximum scalability and flexibility, the Webclient application is built on the Sanchez Xpress platform.  The application also takes advantage of the advanced features of Sanchez Xpress including the Universal Customer System (UCS) for customer aggregation, events, alerts and correspondence management, security and authentication, customer prospecting and personalization. It also utilizes the Sanchez Xpress financial product distribution facility to allow the institution to provide one-to-one customer product personalization and packaging, regardless of the host systems involved.

Application Product Overview — Sanchez WebCSR

        Sanchez WebCSR is a browser-based customer and account servicing application used by an institution’s service representatives to respond to customer inquiries and requests.  It is built on a pure Java platform following the Java 2 Platform Enterprise Edition (J2EE) specifications.  It employs the use of standard HTML, JavaServer Page (JSP) technology and JavaServlet technology for user interface components of the application. Following these standards allows the application to be deployed using any HTTP Web server such as IBM’s HTTP Server for WebSphereMQ, or the Apache HTTP Server for maximum portability and scalability.

        Sanchez WebCSR is built on the Sanchez Xpress platform providing service representatives with an aggregated view of the customer’s relationship with the institution.  It provides a complete customer and account origination process that includes customer authentication and credit checking as well as customer servicing capabilities.

Application Product Overview — Sanchez CRM

        Sanchez CRM is a Java-based CRM solution that allows an institution to leverage existing customer information in order to better measure customer value to the organization, provide improved customer service, improve sales efforts and improve business intelligence.  Sanchez CRM provides the ability for the entire organization to effectively identify, acquire, foster and retain loyal, profitable relationships.

Wealth Management Application Products — Overview

        Sanchez WealthwareTM, an integrated wealth management platform, empowers financial institutions to effectively manage investor assets online and achieve a competitive advantage by lowering costs/improving ROI, reducing technology risks and improving customer service.  Sanchez Wealthware has multi-currency and multi-language capabilities, and can accommodate the wealth management requirements of financial service institutions with global transaction requirements.  Sanchez Wealthware is available as separate modules and applications.  Each module can be implemented individually or integrated for a customized, seamless wealth management solution.

Application Product Overview — Information Management

Sanchez Information Server

        Wealth management solutions need to gather aggregated information about the accounts within a financial institution, their relationship to one another and the activity they produce.  Sanchez Information Server and its related suite of products perform the information management function within the Sanchez Wealth Management offering.  At the core of Sanchez Information Server is a client-centric data model deployed using standard and open technology, which provides financial institutions with the ability to manage executive level risks and opportunities.  Sanchez Information Server supports multiple sources of data, multiple currencies, multiple business models and provides hierarchical dimensions in the data to allow for ease of reporting.

Sanchez Correspondent Ledger

        Sanchez Correspondent Ledger, powered by Sanchez Information Server, assists clearing firms with managing their clearing relationships.  This is done via the ability to track unique billing arrangements, miscellaneous charges, and distributing information to the correspondent clients.  On a daily basis the clearing firm and their correspondent clients can see exactly how much is owed to the correspondent firm. Sanchez Correspondent Ledger is an accounting based system.  This allows for a complete audit trail of journal entries that affect the correspondent balance.

Sanchez Commission Ledger

Sanchez Commission Ledger, powered by Sanchez Information Server, provides information for Registered Representative (RR) commission payouts and detailed management reporting.  Sanchez Commission Ledger, a multi-host and multi-currency system, provides profitability reporting to broker/dealers and payout statements to registered representatives and branch managers. Using the graphical user interface, users can easily create and manage multiple complex commission contracts and set up breakpoints based on trade volumes or gross commissions.  Through the use of efficient, concise rule-based engines, commissions are calculated automatically taking into consideration several levels of complexity including rates, breakpoints, sharing, and currencies.  The calculated commissions may be entered into a firm’s payroll system or accounts payable system for payment processing, and are stored historically for future reference.

Application Product Overview — Investor Management

Sanchez Account Inquiry

        Sanchez Account Inquiry is an intranet/extranet application that allows investors, advisors, and groups across the organization to access client, account, holding, and historical transaction information from an operational data store.  It supports access via any web or wireless Graphical User Interface (GUI) or Interactive Voice Response (IVR) interface.  A single, XML client API enables a common, brand-able user interface to be provided.

Sanchez Portfolio

        Sanchez Wealth Management has a 20 percent ownership stake in Croesus Finansoft (CF), a Canadian portfolio management software firm.  Sanchez Wealth Management has a non-exclusive agreement with CF to market and sell the product under the brand of Sanchez Portfolio.  Sanchez Portfolio is a feature-rich portfolio and contact management application that assists financial advisors in managing their business.

Application Product Overview — Order Management

Sanchez Equities

        Sanchez Equities is a full-featured order management system for online, real-time equities trading.  This software manages sophisticated order routing for all exchange-listed instruments, linking clients and the sales force with the trade desk, exchange floors and automated execution systems.  The browser-based front-end allows users to connect through the Internet, branch office, or intranet.

        The Sanchez Equities application is composed of three sets of primary services, a security service, and client components that run as ActiveX components in a browser.  The three primary services for Sanchez Equities are:

•       Query and Notification

•       Order Entry and Edit

•       Order Management and Routing

        Additional services provided by Sanchez Equities include application maintenance, nightly reconciliation and process monitoring.

Sanchez Bonds

Sanchez Bonds is a multi-functional, online application that provides a real-time display of price and inventory information for fixed income trading. It can be implemented in a single or multi-dealer environment.  Configurable filtering capabilities allow advisors to find suitable products from thousands of available offerings.  A robust pricing engine capable of re-pricing thousands of line items as needed to support large-scale operations also allows for flexible pricing modeling including curve and matrix pricing, hand pricing and price negotiation.  As an order is placed, Sanchez Bonds immediately calculates price, commission, cost and yield.  Sanchez Bonds also validates order details to ensure that data has been entered correctly.  Sanchez Bonds ensures trading rules are enforced for each participant and also keeps price and inventory levels current, allowing firms to offer a wider variety of products while minimizing the risk of compliance violations.  Sanchez Bonds serves the full breadth of fixed-income securities including strips, mortgage-backed securities, corporates and governments.

Sanchez Funds

        Sanchez Funds is a complete mutual fund solution that automates the purchase and sale of mutual funds straight from the client to the mutual fund companies.  Available in a Windows or a Web-based front-end version.  Sanchez Funds automates activities relating to buys, sells, exchanges, and internal transfers including changes and cancels on trade date.  Sanchez Funds supports extensive fee logic, back office data edits, external order sources and multi-currency trading.  Automated trade and bookkeeping operations also update back office systems.  Sanchez Funds edits orders in real-time for fund code, commission rates, client account format and order size.  Based on the client account number and fund code, the system automatically retrieves address data, Social Insurance Number (SIN), Social Security Number (SSN) or equivalent, position information and the fund account number from Sanchez Information Server, or a firm’s equivalent data store.  If the order passes all edits, it is automatically sent to the appropriate fund company for processing.  The system will queue orders if the fund company system is down and it will send the orders when the link is restored.  When the fund company accepts the order, it assigns a wire number, which is transmitted back to Sanchez Funds.  Upon receipt of the wire number, Sanchez Funds updates the order status.  Alternatively, if the fund company rejects the order and returns an error code, Sanchez Funds immediately updates the order status to rejected and provides an error message for the client for action.  Sanchez Funds delivers orders via NSCC and FundSERV connections or via optional direct links to the fund companies.

Sanchez Funds Product Suite

        Mutual Fund Activity — automates the posting of fund company-generated transactions to the back office; e.g., dividends and transfers.

        Mutual Fund Reconciliation — manages activity and reconciliation based on thresholds and filters.  The system runs unattended and facilitates on-line review of exceptions, out-of-balance situations, and other information.  This helps securities firms increase transaction processing while reducing costs and regulatory capital requirements.

        Standing Order — allows a financial institution to input and query standing orders (e.g. buying the same dollar amount of the same mutual fund every month) and will automatically generate the required transactions at the specified frequency.  Standing Order generates orders for Sanchez Funds (for standard mutual fund transactions) and EFT transactions (for moving the required or resulting cash between accounts).

        WRAP — manages fee-based model portfolios and mutual fund holdings that belong to these model portfolios.

Application Product Overview — Market Data Management

Sanchez Market Data

        Sanchez Market Data simplifies GUI design and portfolio maintenance with support for alerts and reporting services.  Common portfolio functions have been normalized into a central utility, which may be used by any Web or wireless GUI/IVR interface.  This approach does not restrict the creativity of the interface designer, or the number and types of supported devices.  Access to Sanchez Market Data is from an open API that allows it to work with or extend existing middleware products.  Sanchez Market Data insulates the API user from all detailed knowledge of existing or future market data infrastructures.  This allows developers to focus on design, and protects their work from changes in market data suppliers.  The single API seamlessly aggregates all the functionality needed to maintain groups of account profiles.  Functions include the maintenance of individual quote lists and alerts as well as integrated access to real-time and delayed quotes and news.  All functions are accessed through a central Web API that aggregates simple HTTP requests into rich XLM responses that can be used to build any custom GUI.

Sanchez Alerts

        Sanchez Alerts is a generic tool that provides automated notification of critical information such as news, price and volume changes, order fills, and new issues.  User-defined information, such as baskets and alerts are entered into the advisor’s Web-enabled device and translated from HTTP to XML via the HTML/XML web server that loads the information into the Sanchez Central Alert Template where it is stored in the user’s profile.  Market data (i.e. news and quotes) from the client’s quote provider is received by the Sanchez Quote and News Alert Engines and loaded into the Sanchez Central Alert Template.  Information, such as order fills from order management software like Sanchez Equities, and other information like new issue alerts from other third party systems is downloaded in XML format where it is translated into HTTP via the HTTP/XML API and loaded into Sanchez Central Alert Template.  Sanchez Central Alert Template processes all of the information received and determines which users are to receive alerts, or other information based on their user profiles.  This includes determining where to direct notifications (voicemail, email, etc.) for the various alert profiles defined.  Notifications are distributed to users in HTTP format and are received on their Web-enabled device(s).

Outsourcing

        Sanchez also uses its integrated banking platform as the basis for a complete outsourced e-banking solution under the Sanchez e-PROFILE® brand.  Sanchez Data Systems Inc. (SDSI) provides an integrated end-to-end operations and technology platform that enables financial services companies to offer comprehensive on-line financial services to their customers.  SDSI, which includes the data center operations portion of the e-PROFILE outsourcing solution, is a wholly owned subsidiary and division of Sanchez.  The division began operations in 1999.  SDSI is a vertical services provider (“VSP”) to the financial services industry.  This solution integrates products and services from the industry’s “best-in-class” vendors, including Sanchez products, and manages them under a single, outsourced operating umbrella.  The Company believes the Sanchez e-PROFILE solution is the first vendor-developed solution that provides the ongoing technology, the operations and the pricing structures required to support an outsourced supply chain venue for on-line financial services.  The outsourcing solution also provides the Company with a distribution channel for the suite of Sanchez products, related technologies and services. At December 31, 2002, there were 10 clients processing their direct and Internet bank accounts at SDSI.

        As of December 31, 2002, SDSI was nearing the final stages of an outsourced banking solution implementation for a large U.S.-based brokerage institution, which is scheduled to go live during the first half of 2003.  The Company expects to continue to add more large, branded institutions and continue to build its processing revenues from client institution customer account growth on the platform.  With the restructuring of the Company into strategic divisions, certain revenues which had previously been included in our reported numbers for SDSI going forward will be presented in either our Banking Solutions or Global Services divisions.  However, processing margins are expected to continue to improve in 2003.  Several major process automation projects were initiated during 2002 to help increase profits and reduce costs.  Service level agreement performance for timeliness and quality improved throughout the year and exceeded expectationsand is illustrative of SDSI’s commitment to provide high-quality outsourcing solutions to clients.  Several existing clients extended their processing agreements during 2002 for periods ranging between 24 and 36 months.

        In addition to Sanchez products, the Sanchez e-PROFILE solution offers institutions a range of online financial capabilities including:

•	ATM network & card management	•	Electronic bill payment
•	Account origination	•	Email management
•	Bank operations	•	Imaging
•	Case management & workflow	•	Interactive voice response
•	Call center	•	Item processing/lockbox processing
•	Check production	•	OFAC screening
•	Collection systems	•	Anti Money Laundering
•	Desktop integration	•	Credit Cards
•	Document creation & fulfillment	•	Credit Decisioning
•	Document archiving

Revenue Generation & Recognition

        The Company derives its revenues primarily from fees assessed on products, services, software maintenance, processing as well as from other miscellaneous fees.

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

        Product fees include software license and product enhancement fees.  Service fees include client implementation-related services and consulting.  Processing fees consist primarily of monthly, account-based fees for account maintenance, monthly servicing and transaction fees associated with transaction volumes for a specified period.  Software maintenance and other fees primarily consists of revenue earned for ongoing software maintenance and support as well as rebillable expenses.

For Sanchez’s banking and wealth management software license contracts, fees are typically paid in stages upon the completion of defined deliverables or certain dates.  The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method, or where applicable, on a cash basis.  Service fees are generally recognized and billed monthly on a time and material basis.  Maintenance fees are normally billed annually in advance and recognized into revenue ratably during the specified maintenance period.

        The Company’s outsourced business can generate revenues from product licenses, product enhancements, implementation-related services, license maintenance and processing.  Revenues generated from our outsourced customers during implementation are largely deferred during the implementation phase of an outsourced project in accordance with Staff Accounting Bulletin No. 101 (“SAB No. 101”).  Once an outsourced client begins processing its customers’ accounts on the outsourced platform, i.e., “goes live,” the deferred revenue and costs are amortized over the expected life of the processing arrangement.  In addition, once the client is running on an outsourced solution, processing and transaction fees are assessed.  Under this model, once account volumes exceed a certain minimum level, as a client institution’s customer account base grows, Sanchez increases its revenue stream.  Sanchez outsourcing includes solutions for banking and wealth management.  Financial institutions selecting an outsourced solution either can purchase licenses for Sanchez products up-front, or in lieu of up-front license fees, institutions can opt to spread the license and accompanying maintenance fees on a per account/per month basis over the life of the processing contract.  Assessment of these fees begins after the client “goes live” with the solution.

Partners

        The Company has established and maintains strategic alliance and partnering agreements with Hewlett-Packard (H-P, previously Compaq Computer Corporation), PricewaterhouseCoopers Consulting, now part of IBM (PwC), International Business Machine Corporation (IBM), Sun® Microsystems, ComputerLand SA of Poland (ComputerLand), Sanchez Capital Services, Datawest Solutions, Deloitte Consulting and CMG.  The Company continues to establish strategic relationships with partners whom it believes will help deliver a comprehensive financial services solution to clients.  To this end, the Company is continuing to leverage its third-party relationships to engage in joint marketing and project implementation activities.

        In 1998, the Company formed a joint venture with Capital Services Inc., a financial services and distribution company based in Mumbai, India.  The joint-venture company is named Sanchez Capital Services and has certain distribution rights to Sanchez products in India and portions of the Middle East.  Sanchez believes its alliance program facilitates its market expansion in its target markets.  Sanchez Capital Services also provides programming resources for the Company.

        In September 2002, Sanchez announced that it is working with its partner, TNIS, to replace the legacy operational systems for Krung Thai Bank Pcl (KTB), Thailand’s largest retail bank.  TNIS’s core business is systems integration — covering a wide range of services from IT consultation, software development and customization, to hardware configuration, implementation, training and service independent of manufacturers.  TNIS is based in Thailand.

        In addition, Sanchez plans to expand the Company’s product distribution by contracting with its partners to market and implement banking solutions in traditional legacy replacement opportunities around the globe.

Financial Services Market Overview

        There are a myriad of factors at play in the financial services market, however, this overview focuses on trends with a direct impact on the Company’s business.  Equally, there are significant differences in the dynamics of mature markets such as Western Europe and North America and emerging markets such as Russia, Thailand and China.  This overview addresses the commonalities and differences between these two types of market.

        In the mature markets, generally constrained Information Technology (IT) budgets are forcing CIOs to demonstrate early Return on Investment (ROI) and there is a clear trend towards the commercial and technology sides of the business working in partnership to ensure IT spending brings real and near-term benefits to the enterprise and delivers increased share of wallet.  The Company sees a continued trend towards IT spending that will result in a meaningful and sustainable reduction in operations and technology costs as well as continued efforts to support a single view of the customer across the financial services enterprise.

        The latter strategy is designed to support increased share of wallet, deliver operational efficiencies and channel optimization as institutions seek to provide incentives for their customers to use low-cost delivery channels like the Internet, and save millions of dollars by diverting service support from branches and call centers.  Additionally, institutions increasingly will come to find their core processing infrastructures are both too expensive to maintain and too inflexible to meet the demands of the competitive marketplace.  Given the drive for demonstrable ROI and a strategic analysis of the core competencies of financial services institutions, there is a renewed focus on outsourcing as a way of delivering modern infrastructure quickly and cost effectively.

        Financial institutions have learned from the failed infrastructure projects of the 1980s and early 1990s and are now pursuing strategies that mitigate the financial and technological risks.  Infrastructure change is occurring in a pragmatic fashion as near-term business challenges in a particular area or line of business within the institution are being solved with IT solutions capable of supporting the whole enterprise over time.  The Company has developed a Line of Business Migration™ strategy, which it believes will be effective in meeting the needs of financial institutions wishing to replace legacy processing environments with a modern architecture.

        With the demise of the day trading frenzy of the late 90s and the emergence of a mass affluent sector driven by the baby boomers, both banks and brokerages are seeing the need for comprehensive wealth management solutions.  There is a drive towards the provision of on-line advice and other fee-based services as well as a strategic move to deliver integrated banking and wealth management services.

        In combination, these market demands will require the deployment of feature-rich middleware solutions, modern, real-time core processing systems in the back office and integrated wealth management solutions. The Company’s middleware solution is designed to deliver enterprise customer and channel integration while the core-processing platform is capable of supporting the needs of the world largest financial services institutions.  Additionally the Company’s recent acquisition of a wealth management company affords the opportunity to provide integrated banking and wealth management solutions.

        All of these solutions may be deployed in-house or through the Company’s outsourcing division, SDSI.  Beyond providing a risk-mitigating route for the deployment of mission critical IT infrastructure, SDSI has captured a significant market share in the niche market of non-bank financial institutions wishing to leverage their customer and brand franchises through the deployment of banking services.

        In emerging markets, the Company sees a higher pace of change often driven by macro economic events; for example, Russia’s efforts to create a capitalistic economy, China’s membership in the WTO and the privatization and modernization of the financial services industry in Thailand and India.  With the emergence of the necessary domestic communication networks, these countries are now in a position to sustain an infrastructure transformation as they move from historic branch-based systems to highly flexible, real-time centralized systems.  In many emerging markets the indigenous vendors do not have the technology or banking expertise to support this transformation, opening up opportunities for western IT vendors to fill the local void in product and services.

        The Company has enjoyed considerable success over the years in markets of this sort and believes it is well positioned to capitalize on the opportunities now becoming evident.

Sanchez Services

        The Company derives significant revenues from its services.  Services revenues have historically originated from Sanchez’s license application model and its outsourcing model and are supplied using either a time-and-material or fixed price basis.

        Project services include project management, training (both standard and customized), system implementation, solution integration, custom interfaces to third-party or in-house legacy applications, data conversion, integrated testing, custom software, custom output (reports, statements, notices), custom component application, localization, and version upgrade services.  Trained financial service industry professionals deliver Sanchez services.  They work primarily at client locations and follow a published methodology employing proven project management and measurement techniques. For institutions implementing Sanchez solutions in-house, project services are provided during the initial implementation and also as contracted for by clients after conversion to Profile.  Service revenues from an in-house implementation vary, but can range from $250,000 to more than $5 million for an individual project. Typically, an in-house implementation for a top-tier institution involves moving a large volume of customer data from existing systems onto the Sanchez platform. In these cases, service revenues are higher when compared against implementing a de novo solution where little or no data conversion work is required.  Project services from an in-house implementation also generate revenues from project management, training and custom interface work. When an institution replaces its in-house, legacy transaction processing system with a Sanchez solution, data conversion and custom system interface projects typically are delivered in six to 12 months.  Other project services delivered during the implementation period can include conversion, localization and software customization.  Execution support is provided from several regional locations.  Education and Consulting Services are based in Malvern.

        Service revenues from an outsourcing project vary by the size and scope of the implementation, but typically range from $1 million to more than $5 million per project.  An outsourcing project typically involves creating an Internet bank from a clean slate and does not involve replacing a legacy system.  Services associated with this type of project include project management implementation services, some data conversion, multiple system interfaces and integrated systems testing.  An institution can implement an outsourcing solution in as few as 120 days if the standard outsourcing solution and product offering are implemented.  The Company has found, however, that institutions frequently want to differentiate their direct and Internet bank offerings from the start.

        As part of the Company’s continued strategic focus on the European region, Sanchez opened its new European headquarter office in Amsterdam in October 2002.   The new office serves the Company’s European customers in the region.  The Company has begun to grow its presence in Amsterdam and generate new sources of revenue.

Client Maintenance Service

        The major portion of the worldwide customer service and support is delivered from the Company’s Malvern, Pennsylvania headquarters and the Toronto, Canada location.  The client maintenance services units are responsible for help desk, research, systems operations and application quality assurance. A response team made up of research, quality assurance and programming personnel is assigned when maintenance issues are identified.  This team works together to ensure that the customer issue is understood and dispatched accordingly.  All issues are tracked and measured, and daily and weekly reports are generated for management review and action.  Each institution has a dedicated client support analyst assigned to handle day-to-day issues.  Each client is also assigned a client manager.  The Company believes that service response considerations play a major role in an institution’s selection of banking software products. To respond to this need, the Company continues to enhance its ability to deliver localized customer support and installation capability worldwide, either directly or through third-party partners.  The Company provides local support services to clients in Poland through a partnership with ComputerLand, in Asia through a partnership with OpenSys, as well as in India through Sanchez Capital Services.

        For outsourcing clients, customer service is primarily supported through a data and operations center located in Seven Fields, Pennsylvania.  The data and operations center is responsible for providing support services to clients from implementation through production.  These services include project management and implementation support, technical support for data operations and network issues, programming and testing, and Sanchez product application support and support for vendor integration services.  In addition to those services, the bank operations departments provide call center support, maintenance, and item exception handling.

Sales and Marketing

        The Sanchez Global Sales department is the primary sales channel for licensing the Company’s products and solutions.  Account relationship managers and Sanchez Global Services pursue service opportunities with existing client institutions.  The Company’s executive management team is also leveraged to increase sales opportunities across all business lines.  In addition, the Company leverages the strength of the distribution network of its various partners to extend our global reach.

        The Company focuses its sales and marketing attention on selling banking and wealth management solutions and services aimed at the world’s largest financial institutions, which are typically those with assets in excess of $4 billion (U.S.).  With all of its solutions, Sanchez markets its high quality and engineering excellence and seeks out those institutions in need of innovative solutions.

        The Company markets globally and prospects for sales opportunities with institutions in need of one or more of the following:

        Line of business migration solutions — e.g., an institution has an immediate need for a new mortgage processing solution, but also wants a migration path to move other lines of business onto the same single, integrated processing platform.  The Company’s solution in this space is aimed at reducing operations and technology costs and providing a managed risk migration strategy that allows a more controlled implementation schedule.  This approach permits larger institutions to utilize Sanchez solutions on a limited basis by engaging the Company to solve an immediate need.  Once successful, the Company believes it can then grow the relationship by offering more Sanchez products and services.  In mature global markets, the Company looks to capitalize on opportunities in the core banking replacement market by replacing lines of business and offering point solutions.

        Retail legacy system replacement solutions — e.g., an institution needs to replace one or more components of its legacy processing environment with a modern, integrated core banking platform.  This is a traditional market for Sanchez.  Sanchez expects the opportunity for core replacement solutions to be strongest in emerging world markets such as in the former Soviet republics and in Asia.  Sanchez looks to sell solutions in these markets through partnerships established with local IT and financial services companies.

        Customer enterprise integration solutions — e.g., an institution has a need to integrate its product and service delivery channels with multiple back-office processing systems based on a single, customer-centered platform.  With a solution featuring Sanchez Xpress, institutions tie the entire financial enterprise together through the institution’s relationship with its customers.

        Outsourcing solutions — e.g., a non-bank financial institution moves into banking and requires a complete bank operations and technology infrastructure.  This is the Sanchez e-PROFILE outsourcing solution offered by Sanchez Data Systems, Inc.  A Sanchez solution sale into this market segment would include most, if not all of the Sanchez integrated banking platform as well as offerings from other best-in-class, third-party vendors with whom the Company has established partnerships.

        Wealth management solutions — e.g., front-end servicing solutions for equities, options, fixed-income and mutual fund securities, and wrap account processing for brokerages, bankers and insurance agents.  To complement and broaden the Company’s integrated line of banking products, Sanchez acquired Spectra Securities Software, of Toronto, Canada, in July 2002.  With the acquisition, the Company added Spectra’s Wealthware™ brand of full-functioned, multi-channel wealth management applications.  Sanchez intends to provide an integrated banking and brokerage platform for the industry’s growing global requirements for wealth management.  To date, the majority of the Company’s wealth management solutions have been sold in Canada.  Through Sanchez’s global presence, the Company intends to expand the market reach of its wealth management solutions by introducing those solutions to Europe and other international markets.

Pricing Strategy

        The Company sells software licenses for its products, offers five-year maintenance and support agreements on licenses sold, sells processing contracts for outsourcing, and sells a variety of professional services on both a time-and-materials basis and a fixed-priced basis.

        The Company licenses its core processing (Sanchez Profile) and middleware (Sanchez Xpress) software products on an account-based pricing model, which can accommodate licenses for one or more production/processing sites.  Based on the total number of accounts required, an institution purchases a license for these products.  Profile for Windows, the Company’s Windows-based front-end servicing product is licensed based on the number of LAN servers and individual workstations required.  The Company’s Web-based, bank front-end servicing products for customer service and teller operations in a branch or call center environment (Sanchez WebCSR and future Sanchez Webteller) are licensed on per-user basis with discounts provided for licensing both products.  The Company’s Internet banking consumer interface (Sanchez Webclient) is based on the number of customers registered with the bank’s on-line service.  The Company also licenses its set of Profile Application Tools on an application-per-site basis or a bundle-per-site basis.  The Company’s products are sold directly to institutions and operated in-house or they can be sold on an outsourced basis.  The Company’s annual maintenance is billed as a percentage of licensed products.

        In addition to licensing Sanchez products as part of the Sanchez e-PROFILE outsourcing solution, SDSI also contracts with clients for processing fees on a per account/per month basis.  SDSI has monthly minimum contracts for account processing, which are in effect until a client generates enough activity to pass a specified processing threshold.

        Sanchez Wealth Management provides both licensing and Application Service Provider (ASP) options for deployment.  As part of the pricing structure of on-premise implementations, Sanchez Wealth Management charges a licensing fee, end user fees, implementation/professional fees and maintenance fees.  For the outsourced solution, there is a hosting cost to the client in addition to implementation fees and a monthly user/product charge.

Engineering

        The Company believes that it must constantly evolve and enhance both the functional scope and technical foundation of its products to remain competitive. In order to accomplish this, the Company has historically incurred significant expenses related to development activities and may increase this investment in the future.  During 2002, the Company initiated an effort to utilize offshore development resources for routine software development activities and testing.  The effort was undertaken to reduce development costs and to manage resource availability more effectively.

        Engineering follows a formal software development life cycle process and as a result, Sanchez’s Software Engineering Group achieved the Level 3 rating of the Software Capability Maturity Model® (CMM), developed by Carnegie Mellon University’s Software Engineering Institute (SEI) during 2002 for its banking application products.  In support of this process, the Company has developed and acquired products that assist it in defining, planning, tracking, measuring and managing the development process.  The Company realizes that large software projects can incur substantial cost, schedule and technical risk.  The engineering area provides Sanchez banking application development, technology and platform development, maintenance programming, documentation, quality assurance, and application deployment.  Engineering is responsible for defining plans for new product versions, developing

Sanchez product application enhancements, defining technology and platform layer enhancements to product architecture, evaluating and implementing operating system ports, programming languages, database systems, and development and productivity tools.  After engineering successfully implements a new technology component under an existing application component, it is responsible for propagating the technology through the Company.  The Company’s wealth management division, in support of the Company’s wealth management software applications, performs similar engineering functions.

Employees

        As of December 31, 2002, Sanchez employed over 600 full-time employees. Sanchez employees are not represented by any collective bargaining agreements and the Company has not experienced a work stoppage.  The Company believes that its continued success will depend, to a significant extent, upon the efforts and abilities of its senior management, in particular Sanchez’s chairman, chief executive officer and its president (and chief operating officer).  Further, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel.  Competition for technical personnel is particularly intense, and could potentially constrain the Company’s growth rate.  In 2002, the Company continued to develop its off-shore development effort, and expects to expand this effort during 2003, as required.  In addition to full-time employees, the Company has historically utilized the services of various independent contractors and third-party vendors, primarily for overseas implementation projects and certain product development efforts.

Competition

        For banking application software solutions, the Company’s primary competitors are the in-house development staffs of the world’s largest financial institutions.  Other competitors are third-party developers and include Fidelity National Financial (Systematics software), Fiserv, Accenture and Alnova Technologies Corporation, CSC (Hogan software), Misys International Banking Systems (Kindle Banking Systems and Midas-Kapiti), Temenos (Globus), i-Flex Solutions, Fincentric (i-Wealthview), Computer Associates (interBiz Banking Group—Infopoint), SAP, Kirchman Corporation, Metavante (a subsidiary of Marshall & Illsley Corporation), Jack Henry, Aurum Technology, Open Solutions Inc (OSI), London Bridge International (Phoenix software) and Unisys.  Competing with Sanchez in the direct and Internet segment of the financial services market are many of the same vendors listed above plus S1 Corporation, Corillian, Sybase (Financial Fusion), InteliData (Interpose), Digital Insight and Online Resources Corporation.  For wealth management solutions, the Company’s primary competitors include Advent, x.eye, and Fincentric.

Code of Conduct

        The Sarbanes-Oxley Act of 2002 requires public companies to disclose whether they have adopted a Code of Ethics (Code).  Sanchez has elected to adopt the rule early and has published a Code for all its officers, directors, employees and independent consultants.  The Code promotes honest and ethical conduct, and addresses issues such as conflicts of interest, use of Company assets and violations of law.  The Code is published on the Company’s Web site at www.sanchez.com.

Investment Considerations

        Forward-looking Statements May Prove Inaccurate.

This Report and other Sanchez communications contain forward-looking statements that are subject to risks and uncertainties and that may change at any time and differ from actual results.  Forward-looking statements include information about possible or assumed future financial results of Sanchez and usually contain words such as “believes,” “intends,” “expects,” “anticipates” or similar expressions. Sanchez derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions.  While Sanchez believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, such as:

•                 the effect of general economic and market conditions on processing levels and software and services buying decisions;

•                 the timing and magnitude of product and services sales;

•                 the timing and scope of technological advances;

•                 the integration and performance of the recently acquired Spectra Securities Software, Inc. and that of future acquisitions,

•                 the ability to attract and retain clients and key personnel; and

•                 the overall condition of the financial services industry.

Certain of these factors are discussed further below.  These factors, as and when applicable, and those discussed below should be considered in evaluating Sanchez’s forward-looking statements and any investment in Sanchez’s common stock.  Sanchez assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors.

        Consider carefully the risks described below before making any investment decision regarding Sanchez.  The risks and uncertainties described below are not the only ones facing Sanchez.  Additional risks and uncertainties not presently known to Sanchez or that Sanchez currently deems immaterial may also impair Sanchez’s business operations.  If any of the events that create the following risks occur, Sanchez’s business, financial condition or results of future operations could be materially adversely affected.  In such case, the trading price of Sanchez’s common stock could decline, and an investor in Sanchez common stock may lose all or part of his or her investment.

Sanchez’s business may be affected by general economic and market conditions.  If there is a general economic downturn, a weakening of the financial markets or an event that disrupts the financial services industry, such as the terrorist attacks on September 11, 2001, Sanchez’s business and financial results may suffer.

Sanchez believes that product and services buying decisions and processing levels may be affected negatively by a number of factors, including reductions in capital expenditures and information technology investment by clients, declines in on-line banking, trading volumes or asset values in the major financial markets and increased competition.  These factors may, in turn, give rise to a number of trends that could slow revenue growth across the financial services industry, including longer sales cycles, deferral or delay of information technology projects, generally reduced expenditures for software and related services, and increased price competition.

Sanchez’s success depends in part on adapting its computer products and services to changes in technology and in its clients’ businesses.  If Sanchez does not update its software and services or develop new products or services that are timely delivered to and well received by clients, Sanchez’s business and financial results may suffer.

Sanchez’s ability to successfully update and integrate its products and services and timely develop and deliver new products and services required by its clients is subject to a number of risks that could adversely affect Sanchez’s business and financial results, including:

•                 Sanchez may find it difficult to update its products and services and timely develop and deliver its new products and services in a cost-effective manner, especially when faced with rapid technological changes that are hard to predict;

•                 Sanchez may find it difficult to make certain aspects of its product functionality work effectively and securely over the Internet or to integrate more of its products into efficient straight-through processing solutions;

•                 Sanchez may find it difficult to update its products and services to keep pace with business, regulatory and other developments in the financial services industry in which most of Sanchez’s clients operate;

•                 ongoing developments in patent law and the increasing number of software patents granted may make it more difficult or costly for Sanchez to add or retain important features in its products and services; and

•                 to the extent that Sanchez’s products and services involve the storage and transmission of confidential information, security breaches could expose Sanchez to a risk of loss and possible liability.

Sanchez’s growth strategy depends in part on completing acquisitions.  If Sanchez is unable to acquire businesses on favorable terms or successfully integrate and manage the businesses acquired, Sanchez’s business and financial results may suffer.

        Sanchez intends to grow by expanding its existing businesses and by acquiring similar or complementary businesses.  This growth strategy is subject to a number of risks that could adversely affect Sanchez’s business and financial results, including:

•                 Sanchez may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms;

•                 Sanchez may have to borrow money or raise money in the debt or equity markets to finance future acquisitions; and

•                 changes in accounting, tax, securities or other regulations may make it more difficult or costly for Sanchez to complete acquisitions.

The businesses acquired by Sanchez, including the recently acquired Spectra Securities Software, Inc., may perform worse than expected or may be more difficult to integrate and manage than expected.  If that happens, Sanchez’s business and financial results may suffer for a number of reasons, including:

•      Sanchez may have to devote unanticipated financial and management resources to the acquired businesses;

•      Sanchez may not be able to realize expected operating efficiencies or product integration benefits; and

•      Sanchez may have to write off goodwill or other intangible assets.

Sanchez’s business is dependent on attracting and retaining clients. If Sanchez is unable to attract and retain clients, Sanchez’s business and financial results may suffer.

Sanchez’s future success depends on its ability to obtain, retain and sell additional services to clients. A variety of factors could affect Sanchez’s ability to obtain and retain clients, including demand for Sanchez’s products and services, competition (including internal client solutions), integration of acquired businesses, and client budgetary constraints and selection procedures. Sanchez does not have a unilateral option to extend the terms of such contracts upon their expiration. The failure of clients to renew contracts, a reduction in usage or value under any contracts or the cancellation of contracts could adversely affect Sanchez’s business and financial results.

Sanchez’s business is dependent on skilled personnel.  If Sanchez is unable to attract and retain skilled personnel, Sanchez’s business and financial results may suffer.

Sanchez’s future success depends on the continued service and availability of skilled personnel, especially technical, sales and management personnel. Experienced personnel in the information-technology industry are in high demand and competition exists for their talents. There can be no assurance that Sanchez will be able to successfully attract and retain the personnel that it needs. If Sanchez is unable to successfully attract and retain skilled personnel, Sanchez’s ability to provide its products and services may be impeded. Even if Sanchez is able to attract and retain the skilled personnel it needs, Sanchez’s recruitment and compensation expenses could grow faster than revenues, which could adversely affect Sanchez’s financial results.

Sanchez’s business is dependent largely on the financial services industry.  If the financial performance of that industry deteriorates, Sanchez’s business and financial results may suffer.

Sanchez sells its products and services to banks, mutual funds, brokers, insurance companies and other financial services firms. If the financial services industry or Sanchez’s clients in the financial services industry experience problems, Sanchez’s business and financial results could be affected adversely.

Forward-looking Statements

        The information regarding “forward-looking statements” under Item 7.  “Management’s Discussion and Analysis of Financial Condition and Consolidated Financial Condition and Results of Operations,” is incorporated herein by reference.

Glossary

AIMR	Association for Investment Management and Research
API	Application Programming Interface. A defined calling standard for a software module that provides a consistent, standard set of calls to access the functions provided by the module.
Audit Trail	A record of information indicating what changes were made to an order, when, and by whom.
Back Office	The administrative functions at a brokerage that support the trading of securities, including trade confirmation and settlement, recordkeeping and regulatory compliance.
Clearing Firm	Responsible for clearance and settlement functionality for their own business (self-clearing) and that of correspondents.
Correspondent Firm / Introducing Broker	Interacts with clients directly, but uses a clearing broker to interact with the street (meaning to execute, settle and clear transactions).
Fill	The price at which an order is executed.
HTML	Hypertext Markup Language. The language used to design and display Web pages.
Java

A programming language for Internet and intranet applications from Sun.  Java was modeled after C++, and Java programs can be called from within HTML documents or launched stand alone.  Java is an interpreted language that uses an intermediate language.  The source code of a Java program is compiled into “byte code,” which cannot be run by itself.  The byte code must be converted into machine code at runtime.  This means Java programs are not dependent on any specific hardware and will run in any computer with the Java Virtual Machine.

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

NSCC	National Securities Clearing Corporation. The world’s leading provider of centralized clearance, settlement and information services to the financial services industry.

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

Port	The process of moving a software application to a new hardware platform, operating system, or language environment.
Real Time	Characteristic of a process that recognizes changes in dynamic data as the changes occur, communicates those changes and manages the resultant effects of the changes.
SSN	Social Security Number (U.S.).
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

Wireless Markup Language (WML)	It is a markup language based on XML, and is intended for use in specifying content and user interface for narrowband devices, including cellular phones and pagers.
Wrap	A fee-based account that consists of a fund of funds.
XML

(E)xtensible Markup Language.  A document format for the Web that is more flexible than HTML.  While HTML uses only predefined tags to describe elements within the page, XML allows tags to be defined by the developer of the page.  Thus, tags for virtually any data items can be used for specific applications, allowing Web pages to function like database records.

Item 2.  Properties.

        The Company’s headquarters and principal administrative, sales and marketing, and application development operations are located in approximately 102,000 square feet of leased space in Malvern, Pennsylvania.  These leases expire periodically between 2003 and 2007.  The Company runs its international operations from an office in Amsterdam in The Netherlands.  The Company’s operations center is located outside of Pittsburgh, Pennsylvania in approximately 31,000 square feet of leased space, which expires in 2004.  The Company also leases office space in New York, New York; Warsaw, Poland; Chester, the United Kingdom; Toronto, Canada; Sydney, Australia and Singapore.  The Company anticipates that it will be able to continue to obtain suitable space as needed.

Item 3.  Legal Proceedings.

        In the opinion of management there are no claims or actions against the Company the ultimate disposition of which will have a material adverse effect on the Company’s results of operations or consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

Item 4A.  Executive Officers of the Registrant.

        The executive officers of the Company are as follows:

Name	Age	Position

Michael A. Sanchez	45	Chairman of the Board of Directors

Frank R. Sanchez	46	Chief Executive Officer and Director

Joseph F. Waterman	51	President, Chief Operating Officer and Director

James Goodwin	59	President, Sanchez Global Services

Michael D. S. Harris	42	President, Banking Solutions

John McLeod	49	President, Wealth Management Division

Eric Panepinto	38	President, Sanchez Data Systems, Inc.

Richard Phillimore	56	Senior Vice President, Chief Marketing Officer

Todd A. Pittman	35	Senior Vice President, Chief Financial Officer

Daniel W. Sollis	44	Senior Vice President Global Sales

        Michael A. Sanchez began his entrepreneurial career more than 23 years ago when he founded Sanchez Computer Associates in 1979.  He served as both chairman of the board and as the Company’s chief executive officer, a post he held until April 1997.  He continues today as board chairman and remains instrumental in building successful business partnerships with leading systems integration and financial services companies worldwide.  Under his leadership, the Company has become a leading global developer, distributor and marketer of financial services software.  Mr. Sanchez guided the Company through its initial public offering in December 1996, and played a pivotal role in the Company’s global expansion in the early 1990s.  Mr. Sanchez also served as chief executive officer of e-PROFILE, Inc., the Company’s outsourcing division now called SDSI, where he was responsible for that division’s initial organizational growth and development.  Michael Sanchez is the brother of Frank Sanchez.

        Frank R. Sanchez has been the chief executive officer since April 1999 and previously was president and chief operating officer of the Company since 1994.  In his capacity as CEO, Mr. Sanchez is responsible for the overall strategic direction and performance of the Company.  Mr. Sanchez also oversees a senior management team that directs the Company’s four principal divisions — Banking Solutions, Wealth Management, Outsourcing and Global Services.  He was the principal architect of the Company’s integrated banking solutions and continues to be responsible for providing the overall direction of the product suite and technical strategy.  From 1980 until 1994, Mr. Sanchez was executive vice president in charge of technology and product development.  Mr. Sanchez is a director of Transaction Systems Architects Inc.  Frank Sanchez is the brother of Michael Sanchez.

        Joseph F. Waterman has served as president and chief operating officer of Sanchez since April 1999, and is responsible for the operations of the Company.  He leads a senior management team that directs the Company’s sales, marketing, finance, legal, human resources, investor relations and information technology infrastructure.  Mr. Waterman joined the Company in 1992 as a senior vice president and chief financial officer.  Prior to joining Sanchez, Mr. Waterman was employed by Safeguard Scientifics, Inc. for 13 years.  Mr. Waterman began his career with Touche Ross & Company and is a member of the American Institute of Certified Public Accountants.

        James Goodwin joined Sanchez as senior vice president for Services in May 2002.  He became president of the Company’s Global Services division in January 2003, and is responsible for worldwide delivery of quality services to our customers.  Mr. Goodwin honed his extensive management skills in the IT services arena at PricewaterhouseCoopers LLP (PwC) from 1994 through 2001, where he was a partner in the Banking/Management Consulting Services Group.  As one of PwC’s financial services e-business leaders, Mr. Goodwin led the effort in assisting global financial service companies in defining their Internet business strategies and providing subsequent implementation support. Prior to joining PwC, Mr. Goodwin was an associate partner with Anderson Consulting

LLP (1988-94); vice president, Systems Development at Burlington Northern (1986-87); and a director with Time Inc. (1969-86).  In 2001, Mr. Goodwin also served as the global head of operations and technology for Patagon.com, a Latin American direct banking and wealth management initiative.

        Michael D. S. Harris joined the Company in April 2000 as a vice president responsible for various business development projects for the Sanchez PROFILE banking application.  He became the Company’s senior vice president in charge of engineering in November 2000, a position in which he was responsible for delivering and maintaining Sanchez software products including all software development, testing and documentation activities.  In January 2003, he was named President of the Company’s Banking Solutions Division, a position in which he oversees all software development and client support for the entire Sanchez suite of integrated banking products.  Before arriving at Sanchez, Mr. Harris was a senior vice president for MasterCard International where he was the head of MasterCard’s global chip group.

        Eric Panepinto is president of SDSI, Sanchez’s outsourcing division that provides financial data center processing and bank support operations on an ASP basis.  The largest component to SDSI’s outsourcing is the Sanchez e-PROFILE solution, which is the complete, integrated, bank operations and technology solution for direct bank initiatives.  With more than 20 years experience in the financial services industry, Mr. Panepinto has proven expertise in the areas of marketing, technical support, customer support, client services, sales, operations, and telecommunications.  Prior to joining SDSI in 1999, Mr. Panepinto was a senior vice president at Citigroup’s Global Consumer Bank where his responsibilities included creating a world-class product offering for a new financial interactive network that combined personal banking and brokerage services.  Mr. Panepinto also held vice president positions at Citicorp Investment Services, Inc., and Citibank-U.S. Europe Consumer Bank.

        John McLeod served as president and CEO of Spectra Securities Software since founding the company in 1989 until its acquisition by Sanchez in July 2002.  In January 2003, Mr. McLeod became president of the Company’s Wealth Management Division.  Prior to establishing Spectra, Mr. McLeod served on the board of directors at the Canadian brokerage firm Burns Fry Limited, where he was responsible for the firm’s global technology requirements and the implementation of a digital trading floor system.  Previously, Mr. McLeod held a variety of technical and managerial positions at Peat Marwick Mitchell & Co. and Wood Gundy Ltd.

        Richard Phillimore joined the Company as a senior vice president and the chief marketing officer in June 2000.  As the chief marketing officer, he directs all facets of the Company’s marketing, public relations, and advertising.  Previously, Mr. Phillimore was the executive vice president of Infineer Inc., and a senior vice president for MasterCard International.  At MasterCard, prior to heading the association’s global smart card business, Mr. Phillimore was the general manager of Maestro International, MasterCard’s global on-line debit program.

        Todd A. Pittman joined the Company in December 2000 as a senior vice president and chief financial officer.  He directs the day to day financial and investor relations functions for the company.  Previously, Mr. Pittman was the chief financial officer for Integrion, where he directed all financial activities, including business planning, accounting, financial management, human resources, pricing, and shareholder relations.  Prior to Integrion, Mr. Pittman worked for Coopers and Lybrand Consulting in their consulting practice and at Arthur Andersen in their audit practice.  Mr. Pittman is a certified public accountant.

        Daniel W. Sollis joined the Company in April 1996 as vice president of North American sales.  He became senior vice president of sales in November 1997.  Mr. Sollis oversees worldwide sales activities and business development.  Prior to working at the Company, Mr. Sollis spent 16 years with Digital Equipment Corporation, beginning as a sales representative and concluding his tenure there the general manager of financial service industry business in Canada.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters.

        The Company’s common stock has been listed on the National Market System of Nasdaq under the symbol “SCAI” since it began trading on November 14, 1996.  The following table sets forth, on a per share basis for the periods shown, the range of high and low sales price of the Company’s common stock as reported by Nasdaq.

	High	Low
Fiscal Year 2001:
First Quarter	$17.56	$6.75
Second Quarter	14.85	6.44
Third Quarter	15.42	7.00
Fourth Quarter	9.75	6.50
Fiscal Year 2002:
First Quarter	8.83	5.25
Second Quarter	7.26	4.37
Third Quarter	4.52	1.80
Fourth Quarter	$4.08	$1.71

        As of March 21, 2003 the Company had outstanding 26,774,802 shares of common stock held by approximately 9,700 shareholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

        Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore, subject to any preferential dividend rights of outstanding Preferred Stock.  To date, the Company has not paid any cash dividends on its common stock and does not expect to declare or pay any cash dividend in the foreseeable future.

Item 6.  Selected Financial Data

        The statement of operations and balance sheet data presented below have been derived from the Company’s audited consolidated financial statements.  The unaudited backlog data is derived from the Company's contracted products, services, and maintenance agreements as well as minimum processing commitments from the Company's outsourcing clients.  The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	2002	2001	2000	1999	1998
	In Thousands, Except Per Share Data

Statement of Operations Data:
Revenues	$93,018	$93,719	$74,500	$59,681	$46,018
Earnings (loss) before income taxes	5,543	5,559	(8,805)	7,440	10,763
Net earnings (loss)	3,874	3,879	(6,072)	5,171	7,034
Basic earnings (loss) per share	0.15	0.15	(0.24)	0.22	0.31
Diluted earnings (loss) per share	$0.15	$0.15	$(0.24)	$0.20	$0.29
Weighted-average common shares outstanding	26,312	25,707	24,912	23,911	23,042
Weighted-average common and diluted shares outstanding	26,654	26,324	24,912	26,062	24,544

Balance Sheet Data:
Cash and cash equivalents	$32,717	$40,955	$39,890	$25,404	$27,177
Working capital	29,804	50,301	45,268	35,541	27,090
Total assets	121,097	100,613	97,093	56,400	43,285
Long-term debt, including current portion	83	314
Total shareholders’ equity	$66,546	$60,130	$55,352	$45,438	$31,772

Backlog:
Products and services	$43,110	$25,908	$28,336	$6,207	$6,667
Maintenance	40,749	28,371	18,795	25,490	27,253
Minimum processing commitments	12,754	12,572	10,580	116	— —
Total backlog	$96,613	$66,851	$57,711	$31,813	$33,920

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Sanchez Computer Associates Inc. (Sanchez or the Company) is publicly traded on the Nasdaq Stock Exchange under the symbol SCAI.  The Company is a global leader in developing and marketing scalable and integrated software and services that provide banking, customer integration, brokerage, wealth management and outsourcing solutions to approximately 400 financial institutions in 21 countries.  Sanchez corporate headquarters is located in Malvern, Pennsylvania.  The Company’s outsourcing data and operations service center, Sanchez Data Systems, Inc. (SDSI), is located in Seven Fields, Pennsylvania.  On July 3, 2002, Sanchez completed an acquisition of Spectra Securities Software, Inc., of Toronto, Canada (Spectra or Wealth Management), a leading provider of comprehensive wealth management solutions.  Spectra and its products now carry the Sanchez brand and operate as the Company’s Wealth Management Division.  That division remains located in Toronto, Canada.  Sanchez also maintains services and sales offices in San Ramon, California; Sydney, Australia; New York, New York; Amsterdam, the Netherlands; Warsaw, Poland; Chester, the United Kingdom; and Singapore.

        Beginning with the first quarter of 2003, Sanchez organized into divisions and initiated new segment reporting based on those divisions.  Sanchez’s divisional segments are Banking Solutions, Wealth Management, Outsourcing, and Global Services.  Headed by senior management executives of the company, each division has individual profit and loss responsibilities.

            The Company’s integrated banking platform empowers financial institutions to accelerate business transformation and achieve a competitive advantage by lowering operating costs, reducing technology risks and improving customer management.  The banking platform products include:  Sanchez Profile™, the highly flexible, multi-currency, multi-language, customer-centric, core banking and transaction processing application; Sanchez Xpress™, an enterprise customer and transaction management system, which empowers CRM and delivers business integration; Sanchez Webclient™, a Web-based, Internet customer front-end processor; Sanchez WebCSR™, a browser-based integrated customer servicing application that can be deployed across multiple retail delivery channels such as branches and call centers; and Sanchez CRM™, a Web-based customer relationship management system, which is currently available as a stand-alone application or integrated with Sanchez’s banking platform.

        SDSI also uses the Sanchez integrated banking platform as the basis for a complete outsourced direct banking solution under the Sanchez e-PROFILE® brand.  The Sanchez e-PROFILE solution provides an integrated end-to-end operations and technology platform that enables financial services companies to offer comprehensive on-line financial services to their customers.  At December 31, 2002, SDSI was processing accounts for 10 clients.  In addition, at 2002 year-end, a significant U.S. financial services institution remained in implementation and intends to launch a direct bank on Sanchez’s outsourcing platform during 2003.

        Sanchez WealthwareTM, an integrated wealth management platform, empowers financial institutions to effectively manage investor assets online and achieve a competitive advantage by lowering costs/improving Return on Investment (ROI), reducing technology risks and improving customer service.  Sanchez Wealthware has multi-currency and multi-language capabilities, and can accommodate the wealth management requirements of financial service institutions with global transaction requirements.  Sanchez Wealthware is available as separate modules and applications.  Each module can be implemented individually or integrated for a customized, seamless wealth management solution.  The Sanchez Wealthware modules and corresponding applications are Information Management, Investor Management, Order Management and Market Data Management.

        For more information on the company’s products and services, Sanchez maintains at Web site, which can be accessed at http://www.sanchez.com.  In addition, the Company makes its Securities and Exchange Commission (SEC) filings available for download from its Web site.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this report. We believe our most critical accounting policies, judgments and estimates include revenue recognition matters, determining the estimated lives of our processing contracts, determining if goodwill or intangible assets have been impaired, and determining our allowance for doubtful accounts.

        For Sanchez’s software license contracts, a determination needs to be made for each contract regarding whether the percentage-of-completion contract accounting method should be used to recognize revenue or whether revenue can be recognized when the software is delivered and all of the conditions of the American Institute of Certified Public Accountants, Statement of Position (SOP) 97-2, “Software Revenue Recognition,” are met. Contract accounting is required if our services are essential to the arrangement. In many cases, our services are essential to the arrangement because they involve customization and interfaces, and our license fees are paid in stages based on the completion of defined service deliverables. As a result, we typically recognize revenue from these arrangements using SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, which generally results in recording revenue over a six to 18 month period of time.  In other cases, our services are not essential, such as arrangements where an unrelated third party performs implementation services and the realization of our license fee is not dependent on the completion of such services. In these situations, we recognize license fees when persuasive evidence of an arrangement exists, the software is delivered, our fee is fixed or determinable and collection is probable, which generally results in recording revenue earlier than when contract accounting is used. The determination of whether our services are essential involves significant judgment and could have a material impact on our quarterly results of operations to the extent that significant new contracts are not accounted for using contract accounting.

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

        The Company’s outsourced projects generate both product license revenues and implementation-related service revenues, which in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” are largely deferred during the implementation phase along with the related costs until the client begins processing its customer’s accounts on the outsourced platform. Once a client “goes live,” the deferred revenue and costs are amortized over the expected life of the processing arrangement. Until we have more historical experience related to the actual term of processing arrangements, we have determined that the expected life of the arrangements does not exceed their contractual term. As it becomes apparent that a client will renew its processing term, the expected life is extended prospectively. To date, the contract terms have ranged from one to three years. Should a client terminate early, all revenue and cost would be recognized as of the termination date, if the amount is determinable and collection probable, which could be significant. A change in the expected life of the contract could have a material impact on the timing of future revenue and margin recognized from the amortization of deferred implementation and license fees.

        The Company has identified that its accounting policies regarding intangible assets and goodwill are critical to the Company’s results of operations and financial position. At December 31, 2002, goodwill of $23.9 million and intangible assets of $8.5 million relate primarily to the Company's Wealth Mangagement division, which was acquired on July 3, 2002 from Spectra Securities Software, Inc. Goodwill impairment is assessed pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," and impairment of other intangible assets is assessed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company determined that the carrying amounts of goodwill did not exceed their respective fair values. The Company is required to perform the goodwill impairment test at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, the Company uses various assumptions, including projections of future cash flows. Given the significance of goodwill and other intangible asset balances, an adverse change to the fair value could result in an impairment charge, which could be material to the Company’s financial statements.

        Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The majority of the Company’s receivables are due from financial service organizations located throughout the United States, Europe and Canada. From time to time, our clients dispute the amounts due to us and in other cases our clients experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectable accounts. The determination of the appropriate reserve needed for uncollectable accounts involves significant judgment. A change in the factors used to evaluate collectability could result in a significant change in the reserve needed. Such factors include changes in the financial condition of our customer as a result of industry, economic or customer-specific factors, the ultimate settlement of disputes and, in certain cases, the decisions of third party arbitrators or courts.

Results of Operations

        The following table sets forth for the periods indicated selected statement of operations data:

	Year Ended December 31,
	2002	2001	2000
	Dollars in Thousands
Revenues
Products	$18,754	$23,958	$20,076
Services	32,207	33,928	27,294
Processing	19,164	14,883	8,259
Software maintenance fees and other	22,893	20,950	18,871
Total revenues	$93,018	$93,719	$74,500
Percentage relationship to total revenues
Revenues
Products	20.2%	25.5%	27.0%
Services	34.6	36.2	36.6
Processing	20.6	15.9	11.1
Software maintenance fees and other	24.6	22.4	25.3
Total revenues	100.0	100.0	100.0
Operating expenses
Product development	17.2	18.3	30.6
Product support	6.1	5.4	5.9
Services	22.0	26.8	24.7
Processing	17.5	14.5	9.0
Sales and marketing	14.0	15.4	15.7
General, administrative and other	17.2	15.6	28.3
Restructuring charges	0.8	—	—
Total operating expenses	94.8	96.0	114.2
Earnings (loss) from operations	5.2	4.0	(14.2)
Interest income, net	1.0	1.9	2.4
Loss on investment	(0.4)	—	—
Foreign exchange	0.2	—	—
Earnings (loss) before income taxes	6.0	5.9	(11.8)
Income tax provision (benefit)	1.8	1.8	(3.9
Net earnings (loss) before cumulative effect of change in accounting principle	4.2	4.1	(7.9)
Cumulative effect of change in accounting principle	—	—	(0.2)

Net earnings (loss)	4.2%	4.1%	(8.1)%

Highlights for 2002

        For the year ended December 31, 2002, the Company generated approximately $93 million in revenue and posted net earnings of $3.9 million, or $0.15 per diluted share.  The Company’s backlog, including minimum processing contract obligations reached a record level of approximately $96.6 million at year-end 2002, including $31.1 million in net SAB No. 101 deferred revenue with a deferred margin balance of $11.3 million.  Deferred revenue is part of the Company’s future revenue stream and is included in the Company’s backlog.  This, along with the recurring revenue from processing, which is generated from Sanchez’s outsourcing division, unrecognized license fees, and maintenance contracts, enhances the Company’s visibility on future revenues.  Sanchez’s cash position at December 31, 2002 was $32.7 million.  The Company generated cash flow from operations of approximately $19.8 million for the year ended December 31, 2002.  The Company reduced its days sales outstanding (DSO) as of December 31, 2002, to 61 DSO, which is a significant improvement over the 99 DSO reported as of December 31, 2001.  From the acquisition on July 3, 2002, through December 31, 2002, the Sanchez Wealth Management Division contributed approximately $7.7 million in revenue and $695,000 in operating earnings.  In 2002, the Company also improved its processing margins to 15.0 percent from 8.8 percent recorded in 2001.

Additional highlights for the year included:

•                  Sanchez acquired Spectra Securities Software Inc., of Toronto, Canada, a leading provider of comprehensive wealth management solutions, for approximately $28.9 million in cash and common stock, net of cash acquired and including transaction costs.

•                  Scotiabank, one of North America’s premier financial institutions, signed a software license agreement to utilize the Sanchez integrated banking platform to process its mortgage loan portfolio.

•                  Krung Thai Bank Pcl. (KTB), Thailand’s largest retail bank with more than 11 million accounts and 645 branches, selected the Sanchez Profile banking solution to replace the bank’s legacy operational systems.

•                  MetLife Bank, the nationally chartered bank subsidiary of MetLife Inc., went live with using a Sanchez e-PROFILE outsourcing solution.  The bank also licensed Sanchez Profile, Sanchez Xpress, and Sanchez’s two Web-based, front-end customer servicing applications, Sanchez Webclient and Sanchez WebCSR.

•                  Coast Capital Savings, which is Canada’s second largest credit union, merged with Surrey Metro Savings in June 2002, and, after an extensive review of each credit union’s processing platform, decided to consolidate operations onto the Sanchez Profile platform.  As a result, Coast Capital signed a license expansion to accommodate the increased account scope.

•                  Under terms of the Company’s long-standing global licensing agreement with ING Group N.V., Sanchez signed a license expansion for Sanchez Profile with ING’s Postbank to facilitate new product offerings.  Sanchez opened an office in Amsterdam to better serve ING and other European clients.  Sanchez and Postbank are in the initial phases of a multi-year project, which will use Sanchez Profile as the integrated core banking and transaction processing system for ING service centers.

•                  The Company signed processing contract extensions with two of its clients — GMAC Bank and Lehman Brothers Bank FSB, the banking subsidiary of Lehman Brothers, a leading global investment bank.  In addition, a significant U.S. financial services institution remains in implementation to launch a direct bank on Sanchez’s outsourcing platform.

•                  Sumitomo Mitsui Banking Corporation (SMBC), the world’s third largest banking corporation, successfully migrated its Los Angeles, California, corporate banking customer and deposit operations to a Sanchez banking solution and merged the bank’s Los Angeles and New York account database systems into a single processing environment.  Sanchez has now replaced legacy core processing components of SMBC’s international corporate banking systems in New York, London, Brussels and Los Angeles as part of the bank’s ongoing Global Integrated System (GIS) initiative begun in 1998.

•                  Invest-Bank SA of Poland acquired a license for a Sanchez core banking solution to support a broad range of deposit and loan products.  ComputerLand SA, one of Sanchez’s strategic solution partners, played an integral role in winning this new client.

•                  Goldfish Bank Limited of the United Kingdom, a joint venture of Centrica plc and Lloyds TSB, went live with a Sanchez solution utilizing Sanchez Profile to support multi-channel banking transactions.

•                  Paymap Inc., a subsidiary of First Data Corp., and a leading provider of innovative electronic payment solutions, successfully rolled out a Sanchez software solution to increase the capabilities of Paymap’s high-volume, consumer electronic mortgage payment system, which it operates daily on behalf of more than 40 banks.

•                  Sanchez’s Software Engineering Group achieved the Level 3 rating of the Software Capability Maturity Model® (CMM), developed by Carnegie Mellon University’s Software Engineering Institute (SEI).

•                  Celent Communications ranked Sanchez as the top banking-focused wealth management solution vendor in its “Ranking the Vendors of Wealth Management Technology 2002:  Wealth Management Platforms” report.

•                  Sanchez licensed Java-based customer relationship management (CRM) software developed by a third party, with the intent to integrate components of the technology with Sanchez’s integrated banking platform.

2002 Compared to 2001

REVENUES

        Total revenues decreased $701,000, or 0.7%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001.

        Product revenue decreased by $5.2 million, or 21.7%, from 2001 to 2002.  The Company’s newly acquired Wealth Management Division contributed $3.6 million to product revenues in 2002.  The decrease in product revenue is primarily attributable to fewer client product initiatives and an increase in the net license revenue deferrals associated with SAB No. 101 in 2002.

        Service revenues decreased $1.7 million, or 5.1%, from 2001 to 2002.  Service revenues for the year ended December 31, 2002 included $3.2 million in revenue related to 1stWebbankdirect that had been previously deferred in accordance with SAB No. 101.  The Company was able to recognize this revenue based upon the favorable arbitration ruling in respect to a dispute with 1stWebbankdirect.  Also during 2002, the Company settled its outstanding receivable with an unannounced client previously disclosed in the Company’s periodic filings with the SEC. As a result, the Company recognized approximately $2.9 million in service revenue in the third quarter, which was previously deferred pursuant to SAB No. 101. Wealth Management contributed $2.1 million to service revenues during 2002.  The increases from Wealth Management and the two client settlements were offset by a decrease in service revenues of $9.9 million in the year ended December 31, 2002, as compared to same period in 2001, due to fewer clients in implementations in 2002 and extended accretion periods for several of our SAB No. 101 clients.

        Processing revenues increased by $4.3 million, or 28.8%, in 2002, as compared to 2001.  The overall increase is primarily attributable to the increase in the number of clients using the outsourcing solution and an increase in the number of accounts being processed on our outsourcing platform.

        Software maintenance and other revenue increased by $1.9 million, or 9.3%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001.  Annual maintenance increases, maintenance on license expansions and an increase in reimbursables revenues in the year ended December 31, 2002 contributed to this increase.  Revenues in 2001 included a one-time benefit from the settlement of a disputed maintenance charge with a former customer.  The software maintenance and other revenue from Wealth Management contributed $1.9 million in 2002 and offset the effect of this one-time benefit in 2001.

OPERATING EXPENSES

        Product development expenses decreased $1.2 million, or 6.8%, in 2002.  This decrease is primarily attributable to the reduction in the use of third party subcontractors.  Also contributing to the decrease was an increase in the net deferral, under SAB No. 101, of product development costs associated with certain clients who have purchased a license and were in the process of implementing our outsourcing solution.  In addition, the impact of the reduction in force reduced product development expenses in 2002.  These expense reductions were partially offset by the impact of the Wealth Management acquisition in July.

        Product support expenses increased by $601,000, or 11.9%, for the year ended December 31, 2002, as compared to the same period last year.  This increase was primarily due to expenses from the newly acquired Wealth Management business offset by lower third party support fees, as the Company was able to provide more of the support with internal resources.

        Service expenses decreased by $4.7 million, or 18.8%, during the year ended December 31, 2002, as compared to the same period in 2001.  The decrease was primarily due to a significant reduction in the use of third party service providers.  Service expenses in 2002 also included the recognition of $2.9 million in expenses related to 1stWebbankdirect that had been previously deferred in accordance with SAB 101.  In addition, service expenses in 2002 included the recognition of $1.9 million in expenses related to the settlement of an outstanding receivable with an unannounced client, that had also been previously deferred in accordance with SAB No. 101.  The gross margin relative to associated revenues was 36.6% for the year December 31, 2002, compared to 25.9% in the prior year.  The improved margins realized are primarily a result of a significant reduction in the use of third party service providers, higher utilization rates of our internal resources, higher margins realized on a fixed price implementation project, as well as deferrals from SAB No. 101 of certain lower margin projects which will be accreted in future periods.

        Processing expenses increased $2.7 million, or 20.0%, in 2002, as compared to 2001.  This increase is in line with the corresponding processing revenue increase and is attributable to third-party processing fees and increased staffing.  The processing gross margin was 15% during 2002, as compared to 8.8% during 2001.  The 15% margin reflects the continued improvement in the processing operation along with continued growth in the number of accounts and clients using the outsourcing platform.

        Sales and marketing expenses decreased by $1.3 million, or 9.4%, in 2002 compared to 2001 due to lower marketing and compensation costs.  Also contributing to the decrease was a reduction in travel related expenses.  These were partially offset by the new Wealth Management Division expenses.

        General, administrative and other expenses increased by $1.4 million, or 9.6%, in 2002 compared to 2001, primarily due to an increase in bad debt expense of approximately $1.0 million and the addition of the Wealth Management Division expenses during the second half of 2002.  These increases were partially offset by lower incentive compensation expense.

        Restructuring charges during the year ended December 31, 2002, were incurred by the Company through a reduction in the Company’s worldwide workforce of approximately 12% to improve operational efficiency and reduce operating expenses.  The charges recorded in connection with these actions totaled approximately $752,000, which consisted primarily of severance related payments.

INTEREST INCOME

        Interest income decreased $834,000 or 46%, in 2002 compared to 2001.  This decrease is a result of lower interest rates being realized in 2002 and lower cash balances following the acquisition of Spectra in July 2002.

LOSS ON INVESTMENT

        During 2002’s fourth quarter, Profile Venture Partners Capital Fund I L.P. (PVP), a venture fund in which Sanchez has invested, was restructured.  As part of the restructuring, Sanchez assumed the role of the fund’s general partner and the Company’s capital commitment to the fund was reduced from $10 million to $2 million, all of which has been contributed.  In addition, during the year ended December 31, 2002, the Company determined the value of one of the investments in the fund was impaired.  Accordingly, Sanchez recorded its pro-rata share of the loss.  The Company recorded a loss on investments of approximately $393,000 to reflect the impact of the impairment and restructuring during the year.

INCOME TAX PROVISION

        Taxes in 2002 were 30.1% of earnings before taxes, as compared to 30.2% for the year ended December 31, 2001.  The Company’s effective rate is lower than the statutory rate primarily due to the benefit derived from our extraterritorial income entity.

2001 Compared to 2000

REVENUES

        Revenues increased $19.2 million, or 25.8%, in 2001, as each revenue category increased over 2000.  The primary reasons for the increase were processing and service revenues.

        Processing revenues increased $6.6 million in 2001, which represented an increase over 2000 of 80.2%.  This increase is mainly due to the number of clients that had gone live on our outsourcing solution, as well as an increase in per account processing revenues due to the expanded services selected by our clients.

        Service revenues increased $6.6 million in 2001, which represented an increase of 24.3% over 2000.  Most of the service growth was attributable to the accretion of SAB No. 101 revenue from the clients that went live on the outsourcing solution in 2001 and service revenues associated with implementation support in our software application business.

        Product revenues increased $3.9 million, or 19.3% for the year ended December 31, 2001 when compared to the same period in 2000.  This increase is primarily attributable to license recognition from implementing clients in the U.S./Caribbean market and license expansion for existing clients.

        Software maintenance and other revenues increased $2.1 million, or 11.0%, for the year ended December 31, 2001, as a result of an increase in the Company’s supported client base and a one-time settlement reached with a former customer pertaining to disputed maintenance charges partially offset by a decrease in reimbursable expenses.

OPERATING EXPENSES

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

        Service expenses increased by $6.7 million, or 36.6%, during 2001, as compared to 2000.  The increase was primarily due to the accreted expenses associated with the SAB No. 101 revenue.  The gross margin relative to associated revenues was 25.9% for 2001, compared to 32.5% for 2000.  The decrease in margin is primarily attributable to the lower margin on the accreted SAB No. 101 revenue and continued contribution by our third-party SDSI partners.

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

        Sales and marketing expenses increased by $2.7 million, or 23.5%, due to the re-deployment of product development resources to sales and marketing and increased sales and sales support staff.  In addition, the Company increased its level of external marketing expenditures in an effort to create a greater market awareness of the Company’s multi-product offerings for the financial services industry.  These increases were partially offset by lower consulting fees, third-party commissions and incentive compensation.

        General, administrative and other expenses decreased by $6.5 million, or 30.7%, in 2001 primarily due to a decrease in consulting fees, lower incentive compensation, costs associated with the sale of third-party products and the write-off in 2000 of previously capitalized Initial Public Offering (IPO) costs related to the previously contemplated SDSI IPO.

INCOME TAX PROVISION

        Taxes in 2001 were 30.2% of earnings before taxes, as compared to 33.0% for the year ended December 31, 2000.  The decrease in rate was due to a better than expected benefit derived from our foreign sales corporation upon filing our 2000 tax return.

Liquidity and Capital Resources

        Cash and cash equivalents were $32.7 million at December 31, 2002.  Cash flows from operations for 2002 were $19.8 million, $4.9 million in 2001, and $10.1 million in 2000.  The net cash provided by operating activities in 2002 was primarily due to a reduction in accounts receivable, and an increase in deferred revenue.  The Company continues to expect a certain amount of variability in the payment timing for major contract milestones, which will impact cash flow from operations during any given period.

        On July 3, 2002, the Company completed its acquisition of Spectra Securities Software Inc., a Canadian corporation existing under the Business Corporations Act (Ontario) and its subsidiaries (Spectra) using $25.9 million cash reserves in addition to common stock.  During the year the Company also used $2.7 million for investing activities related to the purchase of fixed assets and investment in the venture fund discussed below.

        In April of 2001, the Company agreed to commit up to $10 million of capital contributions to a newly formed venture fund that invests in early stage technology companies.  As of December 31, 2002, the Company has invested $2.0 million in the fund.  This commitment has since been capped at the $2.0 million contributed and no future funding is anticipated toward this venture.

        Financing activities contributed cash of $615,000 in 2002, primarily as a result of participation in the employee stock purchase plan.

        In February 2003, the board of directors approved a stock repurchase program authorizing the Company to repurchase up to approximately 1.4 million shares, or 5 percent of Sanchez’s common stock, on the open market or through negotiated transactions.  No time limit has been placed on the duration of the stock repurchase program, and the timing of purchases will depend on market conditions.  Repurchased shares will be accumulated by the Company and held in treasury.  The purchases will be made with the Company’s cash.  As of March 21, 2003, the Company has not repurchased any shares under this new program.

        The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future and at a minimum through the next year.  On July 3, 2002, the Company secured a $20 million revolving line of credit.  There have been no borrowings under this facility.  Should the Company’s business expand more rapidly than expected, the Company believes that additional capital, if necessary, would be available to fund such operating and capital requirements.

        The Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue, earnings and cash flow patterns.  This variability is typically driven by significant events, which directly impact the recognition and billing of project related revenues.  Examples of such events include the timing of new business contract closings and the initiation of product and service fee revenue recognition, one-time payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users) and completion of implementation project roll outs and the related revenue recognition. Because a high percentage of the Company’s expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter.  Historically, the Company achieves its best operational results in the fourth quarter.  This is often driven by the Company’s ability to sell license expansions to existing clients and sign new license agreements in the fourth quarter.  As a result, the Company typically experiences lower revenues and earnings in the first quarter when compared to the previous fourth quarter results.  The Company believes that over the course of time the ongoing monthly revenue stream associated with the outsourcing operation will contribute toward more predictable quarter-to-quarter revenues.

The following table presents contracted obligations information (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating leases	$5,566	$2,372	$2,664	$530	$—

Forward-looking Statements

        Certain matters discussed in this Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements concerning the Company’s revenues, expenses and earnings, future operating and financial performance, growth rates, acquisition opportunities, and other similar forecasts and expectations.  The words “anticipate,” “estimate,” “believe,” “expect,” “intend,” “plan,” “project” and variations of these words and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are based on operating budgets, forecasts, beliefs and assumptions of management and, as such, are subject to risks and uncertainties and are not guarantees of future performance.  Actual outcomes could differ materially from those expressed in any such forward-looking statement due to a variety of factors in addition to those specifically identified herein.  These factors include, without limitation, the timely and successful integration of new businesses and products of recently acquired companies and the risks associated with acquisitions, changes in or interpretations of tax laws, treaties, or regulations, governmental and public policy changes, business and economic conditions, currency fluctuations, challenges the Company may face as it expands its international operations, the development of the markets or new business areas that the Company is targeting, demand for products and services in the financial services industry, the extent to which the Internet will be used for financial services and products, the potentially adverse impact of consolidation in the financial services industry, timing of contracts and long sales cycles, competition among technology companies serving our industry, renewal of material contracts with clients, potential delays in, or cancellation of, the implementation of products and services, undetected software errors or failures found in new products, the potentially adverse effect of business interruptions beyond the Company’s control, such as security breaches and future acts of terrorism, maintaining good relationships with key strategic partners, the Company’s ability to attract, hire, and retain skilled and knowledgeable employees, success of the Company’s business model, changes in and availability of capital requirements, the Company’s ability to protect its intellectual property rights, and outcomes of pending and future litigation.  In addition, the Company’s operating results may fluctuate significantly and the Company may not be able to maintain historical growth rates or meet anticipated growth levels.  The Company’s stock price fluctuates and may continue to be volatile.  The Company has investments in other companies which are inherently risky.  These risks, as well as risks identified in the Company’s other SEC filings and public announcements, may impact future results.  The Company undertakes no duty to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s cash equivalents.  The Company does not have any derivative financial instruments in its portfolio.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  The Company does not expect any material loss with respect to its cash equivalents.

Foreign Currency Risk—The Company does not use foreign exchange forward contracts.  Substantially all of the Company’s U.S. based operations contract in U.S. dollars.  For the Company’s foreign subsidiaries, the Company generally matches local currency revenues with local currency costs.  The Company does have certain inter-company relationships that may create foreign exchange gains or losses.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Auditors

The Board of Directors and Shareholders

Sanchez Computer Associates, Inc.:

        We have audited the 2002 consolidated financial statements of Sanchez Computer Associates, Inc. and subsidiaries as listed in the accompanying index.  In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 consolidated financial statement schedule as listed in the accompanying index.  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.  The 2001 and 2000 consolidated financial statements and consolidated financial statement schedule of Sanchez Computer Associates, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule, before the revisions and restatement described in Note 2 to the consolidated financial statements, in their reports dated February 5, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanchez Computer Associates, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed above, the 2001 and 2000 consolidated financial statements of Sanchez Computer Associates, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations.  As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002.  In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate.  In addition, as described in Note 2, the 2001 and 2000 consolidated financial statements were restated to record reimbursements received for out-of-pocket expenses incurred as revenue in accordance with Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred.”  We audited the adjustments that were applied to restate the 2001 and 2000 consolidated financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Sanchez Computer Associates, Inc. and subsidiaries other than with the respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

KPMG LLP

Philadelphia, Pennsylvania

February 6, 2003

        The following report is a copy of a previously issued Arthur Andersen LLP (Andersen) Report, and the report has not been re-issued by Andersen.  The prior period financial statements have been revised and restated.  The Andersen report refers to the consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 1999, which are no longer included in the accompanying financial statements.

To Sanchez Computer Associates, Inc.:

        We have audited the accompanying consolidated balance sheets of Sanchez Computer Associates, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Philadelphia, Pennsylvania

February 5, 2002

Sanchez Computer Associates, Inc.
Consolidated Balance Sheets
(In Thousands Except Share Data)

	December 31,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$32,717	$40,955
Accounts receivable less allowances ($979-2002; $1,219-2001)	12,993	21,359
Contracts in process	4,851	1,757
Income tax refund receivable	1,619	1,265
Deferred income taxes	2,661	4,683
Prepaid and other current assets	2,812	1,537
Deferred expenses	8,343	10,598
Total current assets	65,996	82,154

Property and equipment
Equipment	16,532	14,275
Furniture and fixtures	2,674	2,468
Leasehold improvements	3,148	3,086
	22,354	19,829
Accumulated depreciation and amortization	(16,826)	(12,582)
Net property and equipment	5,528	7,247

Goodwill	23,896	899
Deferred expenses	11,496	6,305
Amortizable intangibles, net	8,454	—
Deferred income taxes	2,895	801
Other non-current assets	2,832	3,207
Total assets	$121,097	$100,613

LIABILITIES
Current liabilities
Accounts payable	$3,771	$4,929
Accrued expenses	9,617	7,621
Deferred revenue	22,804	19,303
Total current liabilities	36,192	31,853
Deferred revenue	18,150	8,630
Minority interest	209	—
Total liabilities	54,551	40,483

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, stated value of $.01 per share, 75,000 shares authorized, 26,689 and 25,963 shares issued and outstanding as of December 31, 2002 and 2001, respectively.	267	259
Additional paid-in capital	48,794	45,170
Retained earnings	18,575	14,701
Cumulative translation adjustment	(1,090)	—
Total shareholders’ equity	66,546	60,130
Total liabilities and shareholders’ equity	$121,097	$100,613

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2002	2001	2000

Revenues
Products	$18,754	$23,958	$20,076
Services	32,207	33,928	27,294
Processing	19,164	14,883	8,259
Software maintenance fees and other	22,893	20,950	18,871
Total revenues	93,018	93,719	74,500
Operating expenses
Product development	16,031	17,194	22,808
Product support	5,644	5,043	4,427
Services	20,428	25,153	18,420
Processing	16,294	13,573	6,733
Sales and marketing	13,056	14,403	11,665
General, administrative and other	16,012	14,603	21,074
Restructuring charge	752	—	—
Total operating expenses	88,217	89,969	85,127

Earnings (loss) from operations	4,801	3,750	(10,627)
Interest income, net	975	1,809	1,822
Loss on investment	(393)	—	—
Foreign exchange	160	—	—

Earnings (loss) before income taxes	5,543	5,559	(8,805)
Income tax provision (benefit)	1,669	1,680	(2,906)
Net earnings (loss) before cumulative effect of change in accounting principle	3,874	3,879	(5,899)
Cumulative effect of change in accounting principle, net of tax	—	—	(173)

Net earnings (loss)	$3,874	$3,879	$(6,072)

Basic earnings (loss) per average common share before cumulative effect of change in accounting principle	$0.15	$0.15	$(0.24)
Diluted earnings (loss) per average common share before cumulative effect of change in accounting principle	0.15	0.15	(0.24)

Basic earnings (loss) per average common share	0.15	0.15	(0.24)

Diluted earnings (loss) per average common share	$0.15	$0.15	$(0.24)

Weighted-average common shares outstanding	26,312	25,707	24,912

Weighted-average common and diluted shares outstanding	26,654	26,324	24,912

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.

Consolidated Statements of Shareholders’ Equity
and Other Comprehensive Income (Loss)

(In Thousands)

	Common Stock		Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Notes Due on Common Stock Purchases	Accumulated other comprehensive income/(loss)	Total
	Shares	Amount
Balances at December 31, 1999	24,357	$244		$28,392	$16,894	$(92)		$45,438
Net loss					(6,072)			(6,072)
Purchase of common stock	(122)		$(2,023)					(2,023)
Exercise of stock options and warrants	771	6	1,450	4,388				5,844
Tax benefit from stock options exercised				2,823				2,823
Stock-based compensation expense	182	2		2,784				2,786
Employee stock purchase plan	23		420	44				464
Stock option loan repayments						92		92
Equity investments				6,000				6,000

Balances at December 31, 2000	25,211	252	(153)	44,431	10,822	0		55,352
Net earnings					3,879			3,879
Exercise of stock options	115	1	153	586				740
Tax benefit from stock options exercised				353				353
Employee stock purchase plan	117	1		811				812
Exchange of subsidiary stock	520	5		(5)				0
Repurchase of subsidiary stock				(1,006)				(1,006)

Balances at December 31, 2001	25,963	259	0	45,170	14,701	0		60,130
Comprehensive income:
Net earnings					3,874
Cumulative translation adjustments							$(1,090)
Total comprehensive income								2,784
Exercise of stock options	16	1		39				40
Tax benefit from stock options exercised				7				7
Stock-based compensation expense	15			45				45
Employee stock purchase plan	111	1		574				575
Issuance of common stock for acquisitions	584	6		2,959				2,965

Balances at December 31, 2002	26,689	$267	$0	$48,794	$18,575	$0	$(1,090)	$66,546

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.
Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net earnings (loss)	$3,874	$3,879	$(6,072)
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities
Depreciation and amortization	5,175	4,700	4,157
Stock based compensation	45	—	2,786
Deferred income taxes	464	(1,205)	(4,075)
Equity in loss of venture fund	837	462	—
Provision for doubtful accounts receivable	1,138	100	790
Other	(110)	—	(2)
Cash provided (used) by changes in operating assets and liabilities net of effect of acquisition
Accounts receivable	8,756	(3,553)	(6,132)
Contracts in process	(3,081)	684	786
Income taxes receivable/payable	326	3,314	1,519
Prepaid and other current assets	(722)	(108)	(242)
Accounts payable and accrued expenses	(3,649)	(2,202)	7,989
Deferred revenue	9,696	944	23,374
Deferred expense	(2,936)	(2,098)	(14,805)
Net cash provided by operating activities	19,813	4,917	10,073

Cash flows from investing activities
Capital expenditures	(2,173)	(3,148)	(5,665)
Investments	(500)	(1,250)	(267)
Proceeds from sale of fixed assets	—	—	51
Cost of acquisitions, net of cash acquired	(25,917)	—	—
Net cash used in investing activities	(28,590)	(4,398)	(5,881)

Cash flows from financing activities
Repayment of notes due on common stock purchases	—	—	92
Purchase of common stock for treasury	—	(1,006)	(2,023)
Principal payments under long-term notes	—	—	(83)
Proceeds from equity investments	—	—	6,000
Issuance of common stock	40	740	5,844
Proceeds from issuance of shares under the employee stock purchase plan	575	812	464
Net cash provided by financing activities	615	546	10,294

Effect of foreign exchange on cash	(76)	—	—

Net increase (decrease) in cash and cash equivalents	(8,238)	1,065	14,486
Cash and cash equivalents at beginning of year	40,955	39,890	25,404

Cash and cash equivalents at end of year	$32,717	$40,955	$39,890

Supplemental cash flow information
Interest paid	$—	$—	$3
Income taxes paid	772	$1,216	$597

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.

Notes to Consolidated Financial Statements

(1)           Description of Business

        Sanchez Computer Associates Inc. is a global leader in developing and marketing scalable and integrated software and services that provide banking, customer integration, brokerage, wealth management and outsourcing solutions to approximately 400 financial institutions in 21 countries.  Sanchez’s corporate headquarters is located in Malvern, Pennsylvania.  The Company’s outsourcing data and operations service center is located in Seven Fields, Pennsylvania.  Beginning with the first quarter of January 2003, Sanchez organized into divisions and initiated new segment reporting based on those divisions.  Sanchez’s divisional segments are banking solutions, wealth management, outsourcing and global services.  The Company’s products include an integrated banking platform.  The banking platform products include:  Sanchez Profile, the highly flexible, multi-currency, multi-language, customer-centric, core banking and transaction processing application; Sanchez Xpress, an enterprise customer and transaction management system, which empowers CRM and delivers business integration; Sanchez Webclient, a Web-based, Internet customer front-end processor; Sanchez WebCSR, a browser-based integrated customer servicing application that can be deployed across multiple retail delivery channels such as branches and call centers; and Sanchez CRM, a Web-based customer relationship management system, available as a stand-alone application or integrated with Sanchez’s banking platform.  The Company’s outsoucing offering is operated by Sanchez Data Systems, Inc. (SDSI), which uses the Sanchez integrated banking platform as the basis for a complete outsourced direct banking solution under the Sanchez e-PROFILE brand.  The Sanchez e-PROFILE solution provides an integrated end-to-end operations and technology platform that enables financial services companies to offer comprehensive on-line financial services to their customers.  The Company also offers Sanchez Wealthware, a group of integrated, full-functioned, multi-channel wealth management applications that satisfy the real-time, straight through processing requirements of brokers, bankers and insurance agents.  The product includes application solutions for equities, options, fixed-income securities, mutual fund securities and wrap account processing.

(2)           Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of Management Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to continuously make estimates and assumptions that affect the reported amounts of certain assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period.  Actual results could differ from these estimates.  The most significant estimates are the measurement of the percentage-of-completion for revenue recognition, estimated lives of processing relationships, the valuation of goodwill and intangibles and allowance for doubtful accounts.

        Revenue Recognition—The Company generally recognizes product revenues, which include software license fees and product enhancement fees, using the percentage-of-completion method over a period of time that commences with the execution of the license agreement and ends with the completion of the enhancements or implementation.  If the customer does not request enhancements and or implementation services, the Company generally recognizes the license fee from these products upon delivery, provided that the other undelivered services are not essential to the functionality of the software.  The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, the license amount is fixed and determinable and collectability is probable.  The Company’s software licensing agreements generally provide for a warranty period.  If a warranty period is provided to a customer, the portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized ratably over the warranty period.

        Service revenues, which include client implementation and consulting fees, are typically recognized when the services are performed or on the percentage-of-completion method, depending on the contract terms.  In accordance with Securities and Exchange Commission (SEC) SAB No. 101 “Revenue Recognition in Financial Statements,” revenue from implementation services and initial product licenses sold upfront for outsourced clients are recognized ratably over the expected term of the processing contract, ranging from 1 to 4 years.  Implementation fees for SDSI clients that do not ultimately execute processing agreements are recognized in the period during which the project is terminated, the amount determinable and collection probable.  Direct costs related to implementation services for SDSI clients are deferred and recognized ratably over the expected life of the processing arrangement or expensed as incurred, consistent with the related revenue recognition.  Revenue from software maintenance contracts is recognized ratably over the term of the maintenance contract.

        Effective January 1, 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” which requires that customer reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue.  Comparative financial statements for 2001 and 2000 have been reclassified to provide consistent presentation.  In accordance with EITF No. 01-14, the Company has presented customer reimbursement revenue and expenses of $5.4 million, $4.9 million and $6.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Also as a result of the adoption of EITF No. 01-14, the Company has presented deferred revenue and expense balances of $2.3 million and $1.8 million on its December 31, 2002 and 2001, balance sheets, respectively.  Customer reimbursements primarily represent direct costs paid to third parties primarily for travel, postage and data communication costs.  The adoption of EITF No. 01-14 did not impact the Company’s financial position, operating income or net income.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates market value due to the short maturity of the investments.  The Company maintains a centralized cash management program whereby its excess cash balances are invested in high quality short-term money market instruments.  Cash balances in the Company’s accounts may exceed federally insured limits.

        Accounts Receivable—The majority of the Company’s receivables are due from financial service organizations located throughout the United States, Europe and Canada.  The Company determines the allowances based on a specific review of its accounts receivable.  From time to time, our clients dispute the amounts due to us and in other cases our clients experience financial difficulties and cannot pay on a timely basis.  In certain instances, these factors ultimately result in uncollectable accounts.  The determination of the appropriate reserve needed for uncollectable accounts involves significant judgment.  A change in the factors used to evaluate collectability could result in a significant change in the reserve need.  Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors, the ultimate settlement of disputes and, in certain cases, the decisions of third party arbitrators or courts.

        Contracts in Process—Contracts in process represent revenues recognized in excess of amounts invoiced, primarily related to contracts accounted for using the percentage of completion method in the accompanying consolidated balance sheets.

        Investments—The Company has certain investments in technology service firms which are accounted for on the cost method as the Company does not have significant influence over its investees.  Through December 31, 2002, the Company has invested $2.0 million in a newly formed venture fund that invests in early stage technology companies.  The Company accounts for its investment in the fund using the consolidation method whereby the Company includes the profits and losses, and balance sheet of the fund, and then records a minority interest to reduce the Company’s interest due to outside limited partners.

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

        Capitalized Software Costs—Certain development costs of the Company’s software products are capitalized subsequent to the establishment of technological feasibility and up to the time the product becomes available for general release.  Amortization is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product.  Generally, an original estimated economic life of four years is assigned to capitalized software development costs. All costs of software program maintenance are charged to expense as incurred.

        There were no capitalized software costs during 2002, 2001 and 2000.  Accumulated amortization was $2.7 million and $2.4 million as of December 31, 2002 and 2001, respectively. Amortization of capitalized software costs amounted to $315,000, $442,000 and $592,000 in 2002, 2001, and 2000, respectively. All capitalized software costs are written down to net realizable value when the carrying amount is in excess thereof.  No write-downs were required for 2002, 2001 or 2000.  At December 31, 2002 and 2001, the net capitalized software balance was $144,000 and $459,000, respectively and is included in other non-current assets.

        Impairment of Long-Lived Assets—The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that an impairment loss to write down long-lived assets, including intangible assets, to their fair value should be recorded when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  Management believes that no long-lived assets were impaired as of December 31, 2002 and 2001.

        Intangible Assets—Intangible assets consist of customer lists, acquired technology, and other assets which are primarily related to the acquisition of Spectra (Note 3), and are accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets”.

        Goodwill—Effective January 1, 2002, the Company adopted the provisions of SFAS No. 143, “Goodwill and Other Intangible Assets.”  SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets.”  Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually.  In accordance with the provisions of SFAS No. 142, the Company ceased the amortization of goodwill effective January 1, 2002.  Prior to the adoption of SFAS No. 142, the Company amortized goodwill over 10 years.  Amortization expense was $127,000 for each of the years ended December 31, 2001 and 2000.

        The following table illustrates adjusted net earnings (loss) and basic and diluted earnings (loss) per share as if SFAS No. 142 was adopted as of January 1, 2000 (in thousands except per share amounts):

	For the year ended December 31,
	2002	2001	2000
Net earnings (loss):
Net earnings (loss)	$3,874	$3,879	$(6,072)
Add: goodwill amortization, net of tax	—	89	85
Adjusted net earnings (loss)	$3,874	$3,968	$(5,987)

Basic and diluted earnings (loss) per average common share:
Reported	$0.15	$0.15	$(0.24)
Goodwill amortization, net of tax	—	—	—
Adjusted basic and diluted earnings (loss) per average common share	$0.15	$0.15	$(0.24)

        At December 31, 2002, goodwill consists of $899,000 from the Company’s acquisition of SDSI in 1999 and $23.0 million from the Company’s acquisition of Spectra in July 2002 (Note 3).  In accordance with the provisions of SFAS No. 142, the Company was required to perform a transitional goodwill impairment test by June 30, 2002.  In addition, SFAS No. 142 requires that the Company perform an impairment test annually or more frequently if events or circumstances indicate that the value of goodwill might be impaired.  The Company performs its annual impairment test as of September 30.  No goodwill impairments were recorded as a result of the SFAS No. 142 transitional or annual impairment test.

        When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.

        Deferred Revenue—Deferred revenues represent amounts collected from or invoiced to customers in excess of revenue recognized.  Deferred revenues consist of prepaid maintenance and license milestone amounts which are typically expected to be recognized within one year.  In addition, a substantial amount of the fees invoiced during the implementation phase related to our outsourcing customers are deferred, along with their associated costs, in accordance with SAB 101.  These amounts are recognized over the expected life of the outsourcing relationship.

        Comprehensive Income—Comprehensive income consists of net earnings, adjusted for other increases and decreases affecting stockholders’ equity that are excluded from the determination of net earnings.

        Income Taxes—The Company accounts for income taxes following the provisions of SFAS No. 109, “Accounting for Income Taxes.”  SFAS No. 109 requires deferred tax assets or liabilities to be recognized for the estimated future tax effects of net operating loss and credit carryforwards as well as temporary differences between the financial reporting and tax basis of assets and liabilities based on the enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Additionally, the benefits of utilizing the Company's deferred tax assets are recognized to the extent management of the Company believes that it is more likely than not that the benefits will be realized in future periods.

        Earnings Per Share—The Company follows SFAS No. 128, “Earnings per Share,” which requires presentation of two amounts, basic and diluted earnings (loss) per share.

        Basic earnings (loss) per share has been calculated as net earnings (loss) divided by weighted-average common shares outstanding, while diluted earnings (loss) per share has been computed as net earnings (loss) divided by weighted-average common and diluted shares outstanding which includes the dilutive effect of stock options.

        The following table provides a reconciliation of weighted average common shares outstanding to weighted-average common and diluted shares outstanding (in thousands):

	Year Ended December 31,
	2002	2001	2000
Weighted-average shares outstanding	26,312	25,707	24,912
Dilutive effect of options	342	617	—
Total common and diluted shares	26,654	26,324	24,912

        At December 31, 2002 and 2001, potentially dilutive common stock equivalents include options to purchase 6,093,707 and 4,050,795 shares of common stock respectively.  All potentially dilutive common stock equivalents were excluded from the calculation of net loss per share for the year ended December 31, 2000 as their effect was anti-dilutive as a result of the net loss incurred for the period.

        Translation of Foreign Financial Statements—Assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rate as of the end of each reporting period.  The income statement is translated at the average exchange rate for the period.  Gains or losses from translating foreign currency financial statements are accumulated in a separate component of shareholders’ equity.

        Stock-Based Compensation—The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for stock options and other stock-based awards while disclosing pro forma net earnings (loss) and net earnings (loss) per share as if the fair value method had been applied in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.”  Had compensation cost for the Company’s stock options plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company’s net earnings (loss) and basic and diluted net earnings (loss) per share would have been adjusted to the following pro forma amounts (in thousands):

		Year Ended December 31,
		2002	2001	2000
Net earnings (loss)	As reported	$3,874	$3,879	$(6,072)
	Pro forma	(4,648)	(10)	(9,625)

Deduct: Total stock-based employee compensation expense determined under the fair-value based methods for all awards, net of tax		(8,522)	(3,889)	(3,553)

Basic earnings (loss) per share	As reported	0.15	0.15	(0.24)
	Pro forma	(0.17)	0.00	(0.39)

Diluted earnings (loss) per share	As reported	0.15	0.15	(0.24)
	Pro forma	(0.17)	0.00	(0.39)

        Recent Accounting Pronouncements—In July 2002, the FASB issued SFAS No. 146 which addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets.  Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel.  Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.  The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

        The EITF recently reached a consensus on EITF Issue No. 00-21, which provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time.  Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003.  The Company believes the adoption of EITF Issue No. 00-21 will not have a material impact on the Company’s financial position, results of operations, or liquidity.

        Fair Value of Financial Instruments—The Company believes that the fair value of its financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate fair value.

        Reclassifications—Certain prior period amounts have been reclassified to conform to the current presentation.

(3)   Acquisitions and Intangible Assets

Acquisitions

        On July 3, 2002, Sanchez completed its acquisition, by way of a plan of arrangement (the Arrangement), of all of the outstanding common shares of Spectra, a leading provider of comprehensive wealth management solutions.  Under the terms of the Arrangement, Sanchez acquired all of the common shares of Spectra and Eclipse VII Holdings Inc., an entity whose only asset of which was Spectra common shares, for approximately $25.9 million in cash net of cash acquired and including transaction costs, plus 583,813 shares of Sanchez common stock with a fair value of approximately $3.0 million.  Leading up to the acquisition, the Company participated in arms length negotiations, performed due diligence, obtained a fairness opinion on the valuation of Spectra and used industry comparables to determine a purchase price.  With the acquisition of Spectra, the Company has positioned itself to be able to provide a complete banking and brokerage platform that satisfies the industry’s growing global requirements for an integrated banking and wealth management solution.  The Company’s results of operations for the year ended December 31, 2002 include the results of operations for Spectra from July 3, 2002, the date of acquisition, through December 31, 2002.

The purchase price for this acquisition was allocated as follows: (in thousands)
Cash paid, net of cash acquired of $1,849	$25,159
Direct transaction costs	759
Fair value of stock issued	2,965
Liabilities assumed:
Accounts payable and accruals	4,320
Deferred revenues	3,452
Total liabilities assumed	7,772
Total purchase price	36,655
Assets acquired:
Accounts receivable	1,601
Prepaid expenses	642
Income tax refund receivable	344
Deferred income taxes	551
Property and equipment	344
Intangible assets
Goodwill	23,827
Intangibles	9,346
Total assets acquired:	36,655

        The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that the Spectra acquisition had occurred as of the beginning of the period presented.  The following unaudited pro forma information for the years ended December 31, 2002 and December 31, 2001 should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during that period, nor the results that may be obtained in the future.  Included in the pro forma results below for the years ended December 31, 2002 and 2001 are the effects of certain non-recurring items from the Spectra historical results.  The non-recurring items include the writedown of goodwill, restructuring charges and the write-off of certain long term investments totaling approximately $4.8 million in the year ended December 31, 2001 and approximately $400,000 for restructuring charges in 2002  (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001
Pro forma revenues	$101,172	$102,564
Pro forma net earnings (loss)	3,644	(7,830)

Pro forma basic earnings (loss) per common share	0.14	(0.30)

Pro forma diluted earnings (loss) per common share	0.13	(0.30)

Intangible assets

        Intangible assets are comprised of the following, at December 31, 2002 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer base	10 years	$ 6,628	$ 331	$ 6,297
Intellectual property	10 years	1,979	99	1,880
Other	2 years	369	92	277
Total		$ 8,976	$ 522	$ 8,454

        Amortization expense was $527,000 for the year ended December 31, 2002.  Amortization expense for each of the five succeeding years is expected to be approximately $1.1 million per year.

(4)           Restructuring charge

        During the year ended December 31, 2002, the Company initiated restructuring actions by reducing its worldwide workforce by approximately 12% to improve operational efficiency and reduce operating expenses.  Charges related to these restructuring actions were accrued in the quarter ended September 30, 2002, the same period that executive management committed to execute such actions.

        Restructuring charges recorded in connection with these actions totaled approximately $752,000, which consisted primarily of severance related payments.  Of these restructuring charges, approximately $670,000 was paid during the year ended December 31, 2002, and the remainder will be paid during the three month period ending March 31, 2003.

(5)           Client Revenue Data and Concentration of Credit Risk

        The following table summarizes the percentage of revenues from the Company’s significant clients (listing those clients that exceed 10% in the applicable year):

	Year Ended December 31,
Client	2002	2001	2000
A	11%	16%	*
B	*	10%	*
C	*	*	11%

* Less than 10%

        At December 31, 2002 and 2001, the significant clients listed above accounted for $0 (or 0%) and $2.5 million (or 10%) of combined net accounts receivable and contracts in process, respectively.  The Company does not require its customers to provide collateral relative to accounts receivable balances.

        Revenue derived from customers in various geographic regions is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
U.S. and Caribbean	$54,822	$61,758	$41,272
Europe	22,438	26,880	25,948
Canada	11,043	3,736	4,362
Other	4,715	1,345	2,918
	$93,018	$93,719	$74,500

(6)           Segments

        The Company classifies its operations in three segments: Sanchez’s software licensing business, the SDSI outsourcing business and its Wealth Management Division, which was created following the Company’s acquisition of Spectra in July 2002 (see Note 3).  The Company evaluates the performance of its segments and allocates resources to them accordingly.  Beginning with the first quarter of 2003, the Company organized into business units and will initiate segment reporting based on those business units.  Sanchez's new business unit segments are banking solutions, wealth managment, outsourcing and global services.  It is impractical at this time to restate segment data for prior periods to conform to the Company's new segment reporting.  The tables below summarize the Company’s segments  (in thousands):

	Year Ended December 31,
	2002	2001	2000
Revenues
Sanchez	$45,869	$61,293	$53,530
SDSI	45,896	39,164	26,283
Wealth Management	7,725	—	—
Eliminations	(6,472)	(6,738)	(5,313)
Total	93,018	93,719	74,500

Earnings (loss) from operations
Sanchez	1,015	8,228	4,807
SDSI	3,091	(4,478)	(15,434)
Wealth Management	695	—	—
Total	$4,801	$3,750	$(10,627)

		December 31,
		2002	2001
Total Assets
Sanchez		$97,438	$84,940
SDSI		41,000	36,488
Wealth Management		38,655	—
Eliminations		(55,996)	(20,815)
Total		$121,097	$100,613

(7)           Accrued Expenses

(In thousands)	Year Ended December 31,
	2002	2001
Accrued compensation and related items	$3,206	$2,144
Accrued subcontractors	514	548
Other	5,897	4,929
Total	$9,617	$7,621

(8)           Shareholders’ Equity

        The Board of Directors is authorized, subject to certain limitations and without Shareholder approval, to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series and to fix the rights and preferences of the shares in each series.  No shares of preferred stock have been issued.

        The 1995 Equity Compensation Plan provides for the issuance of a maximum of 9,360,000 shares of common stock upon the exercise of stock options, stock appreciation rights, and/or restricted stock awards.  As of December 31, 2002, there are 1,468,900 shares available for future grant.

        In May 1998, the Company’s shareholders approved an Employee Stock Purchase Plan (ESPP). Under the ESPP, employees of the Company can purchase common stock through payroll deductions.  A maximum of 600,000 shares are authorized for issuance under the ESPP.  As of December 31, 2002, a total of 320,727 shares have been purchased under the ESPP.

        The per share weighted-average fair value of stock options issued by the Company during 2002, 2001 and 2000 was $3.69, $4.96 and $8.66, respectively, on the date of grant using the Black-Scholes option-pricing model.  The Company used the following weighted-average assumptions to determine the fair value of stock options granted: 2002—expected dividend yield of 0%, risk-free interest rate of 2.63% to 4.50%, expected volatility of 95%, and an average expected life of five years.  2001—expected dividend yield of 0%, risk-free interest rate of 2.63% to 4.50%, expected volatility of 95%, and an average expected life of five years.  2000—expected dividend yield of 0%, risk-free interest rate of 4.97% to 6.31%, expected volatility of 50%, and an average expected life of five years.

        Generally, outstanding options vest over a two-to-four-year period after the date of grant and expire six to 10 years after the date of grant.

        A summary of stock option activity is as follows:

	Year Ended December 31,
	2002		2001		2000
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	4,050,795	$10.20	2,625,654	$12.14	2,876,035	$9.75
Options granted	2,472,678	4.47	1,774,835	7.70	727,200	16.94
Options exercised	(16,140)	4.17	(127,953)	7.05	(737,229)	5.84
Options cancelled	(413,626)	12.28	(221,741)	14.94	(240,352)	17.35
Outstanding at end of year	6,093,707	$7.75	4,050,795	$10.20	2,625,654	$12.14

Options exercisable	2,887,703		1,928,696		1,215,738

Shares available for future grants	1,468,900		1,527,952		1,081,046

        The following summarizes information about the Company’s stock options outstanding as of December 31, 2002:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding as of 12/31/02	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/02	Weighted-Average Exercise Price
$0.835	to	6.740	2,652,184	5.80	$4.259	589,594	$2.528
6.875	to	8.690	2,009,095	4.71	7.681	1,053,875	7.758
9.844	to	13.313	861,710	2.79	10.575	832,544	10.569
15.563	to	19.094	447,784	4.40	15.634	299,033	15.633
31.625	to	42.375	122,934	3.76	35.802	112,657	35.883
$0.835	to	$42.375	6,093,707	4.87	$7.753	2,887,703	$9.413

        The Company entered into a consulting agreement effective November 8, 1999 under which the Company was required to pay a total of $3.3 million for consulting services, plus expenses.  The services related to the development of the SDSI business, including designing a model to scale the business, analyzing and prioritizing target client segments and markets, analyzing the Company’s pricing model and designing performance metrics and measurement processes, providing management support and vendor assessments and certain marketing and other business development services. The fee was payable in cash plus SDSI common stock.  The number of shares to be issued was based on the initial public offering price of the SDSI common stock, however, SDSI’s initial public offering was not consummated by November 1, 2000 and, as a result, the consultant exercised its right to require Sanchez to pay for the stock-based portion of the fee in shares of Sanchez common stock.  Accordingly, in November 2000, the Company issued 181,483 shares of its common stock to the consultant with a fair value of $2.8 million.  Total expenses under this agreement, including the cash portion, were allocated ratably to sales and marketing, product development and general and administrative expense based on the services performed under the agreement and the areas that benefited from the services.

        In March 2000, the Company sold 108,590 shares of SDSI common stock for $27.62 per share to an accredited investor for cash of $3 million.  In July 2000, the Company sold 108,980 shares of SDSI common stock to an SDSI customer for cash of $3 million, which represented the fair value of the stock based on cash transactions in the same class of stock with unrelated third-party financial investors.  The Company also issued a warrant to the customer, which enabled the customer to purchase additional shares of SDSI common stock in the event of an SDSI public offering.  There was no accounting for the warrant because there was no measurement date prior to an SDSI public offering.  Under the terms of the stock purchase agreements with the investor and the customer, the parties had the right to require the Company to issue shares of common stock equal to the purchase price divided by the average market price of the Company’s common stock for 15 days prior to the anniversary of the closing.  The investor exercised their conversion rights in the first quarter of 2001 whereby the Company issued 285,827 shares of its common stock in exchange for all of the shares of SDSI common stock held by the parties.  The customer exercised their conversion rights in the second quarter of 2001 whereby the Company issued 233,973 shares of its common stock in exchange for all of the shares of SDSI common stock held by the parties.  None of the SDSI loss for the year ended December 31, 2000 was allocated to the minority stockholders because of their conversion rights.

(9)           Income Taxes

        The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current taxes
Federal	$956	$3,053	$580
State	— —	(31)	152
Foreign	249	(137)	437
	1,205	2,885	1,169
Deferred taxes	464	(1,205)	(4,075)
Total provision	$1,669	$1,680	$(2,906)

        The components of the earnings (loss) before income taxes are as follows:

	Year Ended December 31,
	2002	2001	2000
Domestic	$4,965	$5,559	$(8,805)
Foreign	607	— —	— —
Total	$5,543	$5,559	$(8,805)

        A reconciliation of the tax provision based on the federal statutory tax rate to the effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Statutory tax provision (benefit)	$1,885	$1,890	$(2,994)
State income taxes, net of federal income tax benefit	— —	(20)	101
Foreign income taxes	42	(137)	437
EIE/Foreign sales corporation	(414)	(148)	(536)
Other, net	156	95	86
Total	$1,669	$1,680	$(2,906)

        The tax effects of loss carryforwards, credit carryforwards, and temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below exclusive of items for which there is a full valuation allowance, as described below. (in thousands):

	December 31,
	2002	2001
Deferred tax assets (liabilities)
Accounts receivable allowances	$238	$443
Accrued liabilities	991	738
Deferred revenue	10,571	6,933
Deferred expenses	(6,746)	(4,972)
Capitalized software costs and intangibles	(49)	(82)
Net operating loss carryforward	551	2,424
Net deferred tax asset	$5,556	$5,484

At December 31, 2002, the Company has a U.S. federal net operating loss carry forward of $1.6 million, which is limited due to certain ownership changes which occurred in the past three years.  Additionally, the Company has net foreign deferred tax assets of approximately $4.6 million at December 31, 2002, which are comprised mainly of a net operating loss in Canada, for which a full valuation allowance is recorded.  To the extent that these amounts are used to reduce future taxable income, such amounts will reduce goodwill.  The Company also has net state deferred tax assets of approximately $1.6 million for which a full valuation allowance is recorded as of December 31, 2002 based on the Company's estimates about future state taxable income.

(10)         Commitments and Contingencies

        The Company leases office facilities subject to operating leases. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2002 are as follows (in thousands):

2003	$2,372
2004	1,356
2005	682
2006	626
2007	530
Thereafter	0
$5,566

        Rent expense for the years ended December 31, 2002 and 2001 and 2000 was approximately $2.9 million, $2.9 million, and $2.2 million, respectively.

        During the year ended December 31, 2002, the Company prevailed in its arbitration claim with 1stWebbankdirect and was awarded $1.7 million.  In February 2001, SDSI filed for arbitration in response to 1stWebbankdirect’s October 2000, termination of its processing agreement in connection with the consolidation of its e-banking platforms.  SDSI was seeking payment of all outstanding receivables from this customer. 1stWebbankdirect counterclaimed and was seeking a refund of the implementation fees they paid for the project. As a result of this settlement, the company recognized approximately $3.2 million in revenues and $2.9 million in cost, previously deferred in accordance with SAB No. 101 related to this client during year ended December 31, 2002.

        Also during the year ended December 31, 2002, the Company settled an outstanding receivable dispute with an unannounced client that had been previously disclosed in the Company’s periodic filings.  As a result of this settlement, the Company recognized approximately $3.1 million in revenue and approximately $2.3 million in costs previously deferred in accordance with SAB No. 101 related to this client during the year ended December 31, 2002.

(11)         Related Party Transactions

        The Company entered into an agreement in 1999 with Devon Air Services, a charter airline company owned by Michael Sanchez, the Sanchez Chairman of the Board.  During the years ending December 31, 2002, 2001 and 2000, the Company incurred expenses under this agreement of $120,000, $191,000 and $131,000, respectively.

        On August 13, 2002, Mr. Michael Sanchez, the Company’s Chairman of the Board, repaid two loans and interest in full that were previously outstanding with the Company.  During 2001 and the first quarter of 2002, the Company had made two loans to Mr. Sanchez which totaled $1.1 million.  Mr. Sanchez was personally liable for these loans, which were secured by collateral.  The loans to Mr. Sanchez bore an interest at a rate of 3.58% per annum and 2.73% per annum.  We were advised that Mr. Sanchez used a portion of the loan proceeds to partially repay certain indebtedness obtained for personal purposes and secured by his shares of Company stock.  Mr.

Sanchez’s loans from the Company were ratified and approved by our board of directors, with Mr. Michael Sanchez and Mr. Frank Sanchez abstaining in such actions.  Both loans were full recourse loans.

        On July 3, 2002, in connection with the acquisition of Spectra, the Company loaned Mr. John McLeod, President of the Company’s Wealth Management Division, approximately $314,000.  This loan is secured by the pledge of 100,000 shares of Sanchez common stock.  The loan contains an interest rate as prescribed by the Canadian Customs and Revenue Agency (Base Rate).  This rate shall be adjusted quarterly to the extent such Base Rate changes.  At the time of the loan the Base Rate was 3%.  The loan has a term of three years commencing July 3, 2002 with six semi-annual payments, the first of which was due on January 3, 2003.  In January 2003, Mr. McLeod made the first of his six semi-annual payments.

        During 2001, the Company loaned $130,000 to Mr. Todd Pittman, the Company’s Chief Financial Officer, for the purchase of Company stock. The three-year loan, for which Mr. Pittman is personally liable, is secured by the Company stock purchased by Mr. Pittman, and bears interest at a rate of 4.63% per annum.  On September 30, 2002, Mr. Pittman repaid approximately $11,000 in principal and has a balance, including interest, of $120,279 as of December 31, 2002.  In addition, Mr. Pittman made a payment of approximately $6,000 in February 2003.

        In accordance with the Sarbanes-Oxley Act of 2002, the Company has adopted a policy not to grant any new loans or materially modify or extend any existing loans to officers or directors of the Company and the audit committee must review and approve any related party transactions involving SEC reporting officers.

(12)         Profit Sharing Trust Plan

        The Company maintains a Profit Sharing Trust Plan (the Plan) which permits eligible participating members to contribute up to 20% of their gross earnings.  The Company will typically make a contribution equal to 100% of the first 3% which an employee contributes, subject to a statutory cap, and may also make additional voluntary contributions.  During the last five months of 2002, the Company temporarily reduced its contributions to 100% of the first 1.5% which an employee contributes.  The Company expensed $584,000, $649,000, and $531,000 related to the Plan during the years ended December 31, 2002, 2001 and 2000, respectively.

(13)                          Revolving Line of Credit

        On July 3, 2002, the Company secured a $20 million revolving line of credit.  There have been no borrowings under this facility through December 31, 2002.  Borrowings under the facility bear interest at either a Base Rate Option, defined as either the prime rate or a rate equal to one quarter of one percentage point above the Federal Funds Rate or the LIBOR Rate Option, defined as the LIBOR Rate plus 150 basis points.  The revolving line of credit includes various financial and nonfinancial covenants and expires July 2, 2005.

(14)         Quarterly Financial Information (Unaudited)

        The following table presents the unaudited quarterly financial information for the years 2002 and 2001 (in thousands, except for per share data):

	2002 Quarter Ended				2001 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Revenues	$19,326	$22,332	$25,215	$26,145	$22,490	$24,513	$24,850	$21,866
Earnings before income taxes	325	343	1,723	3,152	1,267	1,469	1,292	1,531
Net earnings	218	230	1,314	2,112	849	984	1,015	1,031
Basic earnings per share	0.01	0.01	0.05	0.08	0.03	0.04	0.04	0.04
Diluted earnings per share	0.01	0.01	0.05	0.08	0.03	0.04	0.04	0.04

        Earnings per average common share calculations for each of the Company’s quarters are based on the weighted-average number of shares outstanding in each quarter. Accordingly, the sum of the net earnings per share for each of the quarters in a fiscal year may not equal the actual year-to-date net earnings per average common share.

Schedule II

Sanchez Computer Associates, Inc.
Valuation and Qualifying Accounts
For the years ended December 31, 2002, 2001, and 2000

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2000	$288,000	$909,000	$	$1,197,000
Year ended December 31, 2001	1,197,000	100,000	78,000	1,219,000
Year ended December 31, 2002	1,219,000	1,138,000	1,378,000	979,000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sanchez Computer Associates, Inc.

The following report is a copy of a previously issued Arthur Andersen LLP (Andersen) report on the consolidated schedule of valuation and qualifying accounts and the report has not been re-issued. The Andersen report pertains to the 2001 and 2000 information in the consolidated schedule of valuation and qualifying accounts.

Our report on the consolidated financial statements of Sanchez Computer Associates, Inc. and subsidiaries is included on page 33 of this Form 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The above schedule is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statement and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Philadelphia, Pennsylvania

February 5, 2002

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On June 27, 2002, we dismissed Arthur Andersen LLP ("Andersen"), as our independent accountant, and appointed KPMG LLP as our new independent accountant.  The decision to change our independent accountant was recommended and approved by the Audit Committee of our Board of Directors.  Andersen's reports on our financial statements for the two most recent fiscal years prior to its dismissal did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

        During fiscal 2000 and 2001 and the period from the end of fiscal 2001 through June 27, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        During fiscal 2000 and 2001 and the period from the end of fiscal 2001 thorough June 27, 2002, we did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

        Directors

        The Company incorporates by reference the information contained under the caption “ELECTION OF DIRECTORS” in its definitive Proxy Statement relative to its May 22, 2003 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Act of 1934, as amended.

        Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K

        The Company incorporates by reference the information contained under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in its definitive Proxy Statement relative to its May 22, 2003 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.  Executive Compensation.

        The Company incorporates by reference the information contained under the captions “Board Compensation,” “Compensation Committee Interlocks and Insider Participation” and “EXECUTIVE COMPENSATION AND OTHER ARRANGEMENTS” in its definitive Proxy Statement relative to its May 22, 2003 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        The Company incorporates by reference the information contained under the caption “STOCK OWNERSHIP OF DIRECTORS AND OFFICERS AS OF MARCH 21, 2003” in its definitive Proxy Statement relative to its May 22, 2003 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13.  Certain Relationships and Related Transactions.

        The Company incorporates by reference the information contained under the captions “Compensation Committee Interlocks and Insider Participation” and “CERTAIN TRANSACTIONS” in its definitive Proxy Statement relative to its May 22, 2003 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.  Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Internal Controls

        There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the 90 days prior to the filling of this report, nor any known significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this Form 10-K.

        Financial Statements (see item No. 8, page 31)

Reports of Independent Auditors
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the years ended December 31, 2002, 2001and 2000
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

        Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000

All other information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statements or is not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)           Reports on Form 8-K

Form 8-K.  Related to the registrant’s third quarter of 2002 results.  Filed on November 1, 2002.

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
3.3

Certificate of Designation of Powers, Rights and Preferences of Sanchez Computer Associates, Inc. of Series A Participating Preferred Stock.  Filed as exhibit on Form 8-K on February 23, 2003 (Exhibit 3.2)

4.1	Specimen stock certificate representing the Common Stock.(2) (Exhibit 4.1)
4.1

Shareholder Rights Agreement, dated as of February 28, 2003, between Sanchez Computer Associates, Inc. and Mellon Investor Services LLC, including Form of Certificate of Designation of Powers, Rights and Preferences of Sanchez Computer Associates, Inc., including Series A Participating Preferred Stock (Exhibit A thereto) and Form of Rights Certificate (Exhibit B thereto). Filed as exhibit on Form 8-K on February 23, 2003 (Exhibit 4.1)

10.1#	1995 Equity Compensation Plan.(2) (Exhibit 10.1)
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

10.6	Amended and restated 1995 Equity Compensation Plan filed as part of Company’s proxy statement on April 20, 2001.
10.7

Combination Agreement, dated as of May 15, 2002, entered into by and among Sanchez, 1518356 Ontario Limited, Sanchez Software, Ltd., Spectra, John C. McLeod and The 1998 McLeod Family Trust.  Filed as exhibit on Form 8-K filed July 3, 2002 (Exhibit 10.1)

99.1	Employment Agreement, dated July 3, 2002, between Sanchez Computer Associates, Inc. and John C. McLeod*
10.8

Loan Agreement, dated July 3, 2002, entered into by and among Sanchez Computer Associates, Inc., Sanchez Software Ltd., Sanchez Computer Associates Polska, SP. Z.O.O., Sanchez FSC, Inc., ePROFILE Holdings, Inc., Sanchez Data Systems, Inc., Sanchez Computer Associates International, Inc. and PNC Bank, National Association.  Filed as exhibit on Form 8-K filed July 3, 2002 (Exhibit 10.39)

10.9

Security Agreement, dated July 3, 2002, entered into by and Sanchez Computer Associates, Inc., Sanchez Software Ltd., Sanchez Computer Associates International Inc., e-PROFILE Holdings, Inc., Sanchez Data Systems, Inc. and PNC Bank, National Association.  Filed as exhibit on Form 8-K filed July 3, 2002 (Exhibit 10.40)

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Public Accountants KPMG LLP*
99.2	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*              Filed herewith.

#              These exhibits relate to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

1)             Filed on September 27, 1996 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-       12863) and incorporated by reference.

2)             Filed on November 6, 1996 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on     Form S-1 (No. 333-12863) and incorporated by reference.

3)             Filed as an exhibit to the Company’s Report on Form 10-Q for the three-month period ended June 30, 1997      and incorporated by reference.

4)             Filed as an exhibit to the Company’s Report on Form 10-Q for the three-month period ended September 30,    1997 and incorporated by reference.

5)             Filed as an exhibit to the Company’s Schedule 14A dated April 23, 1999.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANCHEZ COMPUTER ASSOCIATES, INC.

Dated: March 31, 2003	By:	/s/ FRANK R. SANCHEZ
Frank R. Sanchez, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2003	/s/ MICHAEL A. SANCHEZ
Michael A. Sanchez, Chairman of the Board of Directors

Dated: March 31, 2003	/s/ FRANK R. SANCHEZ
Frank R. Sanchez, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 31, 2003	/s/ TODD A. PITTMAN
Todd A. Pittman, Senior Vice President and CFO (Principal Financial and Accounting Officer)

Dated: March 31, 2003	/s/ JOSEPH F. WATERMAN
Joseph F. Waterman, President, Chief Operating Officer and Director

Dated: March 31, 2003	/s/ LAWRENCE A. CHIMERINE
Lawrence A. Chimerine, Director

Dated: March 31, 2003	/s/ WILLIAM M. FENIMORE
William M. Fenimore, Director

Dated: March 31, 2003	/s/ FREDERICK G. GRONBACHER
Frederick G. Gronbacher, Director

Dated: March 31, 2003	/s/ ALEX W. HART
Alex W. Hart, Director

Dated: March 31, 2003	/s/ JOHN D. LOEWENBERG
John D. Loewenberg, Director

Dated: March 31, 2003	/s/ THOMAS C. LYNCH
Thomas C. Lynch, Director

Dated: March 31, 2003	/s/ JAMES R. STOJAK
James R. Stojak, Director

Dated: March 31, 2003	/s/ GARY C. WENDT
Gary C. Wendt, Director

CERTIFICATION

I, Frank Sanchez, certify that:

1.  I have reviewed this annual report on Form 10-K of Sanchez Computer Associates, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

     a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ FRANK R. SANCHEZ
Frank R. Sanchez, Chief Executive Officer
Frank R. Sanchez
Chief Executive Officer

CERTIFICATION

I, Todd Pittman, certify that:

1.   I have reviewed this annual report on Form 10-K of Sanchez Computer Associates, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c)  presented in annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

     a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ TODD A. PITTMAN
Todd A. Pittman, Chief Financial Officer