Form 10-Q
period 2003-03-31
SANCHEZ COMPUTER ASSOCIATES INC
filed 2003-05-15
CIK 1022926

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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
Yes ☐    No ☒

As of April 30, 2003, there were 26,774,923 outstanding shares of the issuer’s Common Stock, no par value.

SANCHEZ COMPUTER ASSOCIATES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED March 31, 2003

Sanchez Computer Associates, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,209	$32,717
Accounts receivables, less allowances ($999 and $979)	12,780	12,993
Contracts in process	5,300	4,851
Income tax refund receivable	2,006	1,619
Deferred income taxes	2,661	2,661
Prepaid and other current assets	3,164	2,812
Deferred expenses	8,884	8,343
Total current assets	65,004	65,996

Property and equipment
Equipment	17,094	16,532
Furniture and fixtures	2,681	2,674
Leasehold improvements	3,152	3,148
	22,927	22,354
Accumulated depreciation and amortization	(17,696)	(16,826)
Net property and equipment	5,231	5,528

Goodwill	24,999	23,896
Deferred expenses	11,364	11,496
Amortizable intangibles, net	8,779	8,454
Deferred income taxes	2,895	2,895
Other non-current assets	2,384	2,832
Total assets	$120,656	$121,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,137	$3,771
Accrued expenses	7,653	9,617
Deferred revenue	23,230	22,804
Total current liabilities	35,020	36,192
Deferred revenue	16,745	18,150
Minority interest	209	209
Total liabilities	51,974	54,551

Shareholders’ Equity
Common stock stated value of $.01 per share, 75,000 shares authorized, 26,775 shares issued and outstanding as of March 31, 2003 and 26,689 shares issued and outstanding as of December 31, 2002	268	267
Additional paid-in capital	48,936	48,794
Retained earnings	18,910	18,575
Accumulated comprehensive income (loss)	568	(1,090)
Total shareholders’ equity	68,682	66,546
Total liabilities and shareholders’ equity	$120,656	$121,097

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues
Products	$5,698	$3,850
Services	6,558	5,691
Processing	4,639	4,555
Software maintenance and other	5,081	3,870
Customer reimbusements	1,029	1,360
Total revenues	23,005	19,326

Operating expenses
Product development	5,222	3,008
Product support	1,586	1,387
Services	5,179	3,259
Processing	3,677	4,056
Sales and marketing	3,222	3,732
General, administrative and other	2,673	2,390
Customer reimbursement expense	1,029	1,360
Total operating expenses	22,588	19,192

Earnings from operations	417	134
Interest income, net	78	191
Gain on investment	156	—
Foreign exchange loss	(207)	—
Earnings before income taxes	444	325
Income tax provision	109	107
Net earnings	$335	$218

Basic and diluted earnings per share	$0.01	$0.01

Weighted-average common shares outstanding	26,751	25,997

Weighted-average common and dilutive shares outstanding	27,165	26,178

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net earnings	$335	$218
Adjustments to reconcile net earnings to cash used by operating activities
Depreciation and amortization	1,172	1,109
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	276	(5,365)
Contracts in process	(447)	(2,622)
Income tax refund receivable/payable	(463)	(42)
Prepaid and other current assets	(331)	(2,020)
Accounts payable and accrued expenses	(1,370)	1,723
Deferred revenue	(1,135)	7,861
Deferred expenses	(376)	(3,722)
Other	95	(7)
Net cash used by operating activities	(2,244)	(2,867)

Cash flows from investing activities
Investments	—	(408)
Capital expenditures	(554)	(523)
Net cash used by investing activities	(554)	(931)

Cash flows from financing activities
Exercise of stock options	7	11
Proceeds from the issuance of shares under the employee stock purchase plan	187	321
Net cash provided by financing activities	194	332

Net decrease in cash and cash equivalents	(2,604)	(3,466)
Effect of foreign exchange on cash	96	—
Cash and cash equivalents at beginning of period	32,717	40,955
Cash and cash equivalents at end of period	$30,209	$37,489

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$386	$—

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.

Notes to Unaudited Consolidated Financial Statements

(A.)                            Basis of Presentation

The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. (Sanchez or the Company) include the accounts of all of the Company’s majority owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform with the current period presentation.  In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K.  Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for additional disclosures, including a summary of the Company’s critical accounting policies, which have not changed since our latest Annual Report on Form 10-K as of December 31, 2002.  The consolidated results of operations for the three months ended March 31, 2003, are not necessarily indicative of results for the full year.

(B.)                            Geographic Segments

Revenue derived from customers in various geographic regions is as follows (in thousands):

	Three months ended March 31,
	2003	2002
U.S. and Caribbean	$11,253	$12,134
Canada	4,084	801
Europe	5,516	6,159
Other	2,152	232
Total	$23,005	$19,326

(C.)                            Business Segments

Previously, our segments included Sanchez’s software licensing business, the Sanchez Data Systems, Inc. (SDSI) outsourcing business and the Wealth Management Division which was created following the Company’s acquisition of Spectra Securities Software, Inc. (Spectra) in July 2002.  Beginning with the first quarter of 2003, the Company organized into divisions and initiated segment reporting based on those divisions.  Sanchez’s new divisional segments are Banking Solutions, Wealth Management, Outsourcing, Global Services.  In addition, a Corporate Support group was created to support these operating divisions.  The Company evaluates the performance of its segments and allocates resources to them accordingly.  Customer reimbursement revenue and expenses are the same amount and, therefore, have no net effect on operating income.  Customer reimbursement revenues and expenses are not allocated to the individual business units.  The Company combines assets, liabilities and shareholders’ equity into one consolidated balance sheet and does not measure the performance of its divisions based upon balance sheet accounts.  It is not practical at this time to restate segment data for prior periods to conform to the Company’s new segment reporting.  We will continue to also present segment information under the previous format until comparative information about segments under the new format is available.  The tables below summarize the Company’s segments as they are currently measured as well as how they were reported in 2002 (in thousands):

The table below summarizes information about the new business segments (in thousands):

Three months ended March 31,
2003
Revenues
Banking Solutions	$8,503
Wealth Management	2,705
Outsourcing	5,991
Global Services	4,777
Total segment revenue	21,976
Reimbursables	1,029
Total revenues	$23,005

Earnings (loss) from operations
Banking Solutions	$1,523
Wealth Management	(562)
Outsourcing	(267)
Global Services	(277)
Total earnings from operations	$417

The table below summarizes information about the business segments in the previous format (in thousands):

	Three months ended March 31,
	2003	2002
Revenues
Sanchez	$11,518	$9,415
SDSI	8,776	9,911
Wealth Management	2,711	—
Total Revenues	$23,005	$19,326

Earnings (loss) from operations
Sanchez	476	(292)
SDSI	506	426
Wealth Management	(565)	—
Total earnings from operations	$417	$134

	March 31, 2003	December 31, 2002
Assets
Sanchez	$96,174	$97,438
SDSI	32,049	41,000
Wealth Management	34,242	38,655
Eliminations	(41,809)	(55,996)
Total assets	$120,656	$121,097

(D.)                            Earnings Per Share

Basic earnings per share has been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted-average common and diluted shares outstanding, which includes the dilutive effect of stock options.  The following table provides a reconciliation of weighted-average common shares outstanding to weighted-average common and diluted shares outstanding (in thousands):

	Three months ended March 31,
	2003	2002
Weighted-average shares outstanding	26,751	25,997
Dilutive effect of options	414	181
Total weighted average common and diluted shares outstanding	27,165	26,178

At March 31, 2003, total potentially dilutive common stock equivalents include options to purchase 6,482,042 shares of common stock.  As of March 31, 2002, total potentially dilutive common stock equivalents included options to purchase 5,179,278 shares of common stock.

(E.)                              Stock-Based Compensation—In December 2002, Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” was issued.  SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to the disclosure about the method of accounting for stock based employee compensation and the effect of the method used on reported results.  The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and, as such, have been incorporated below.  SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting For Stock Issued to Employees,” and related interpretations, and provide pro forma net earnings and earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied.  The Company continues to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures in accordance with the provisions of SFAS No. 123 and SFAS No. 148 to its stock option plans.  Had compensation cost for the Company’s stock options plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company’s net earnings (loss) and basic and diluted net earnings (loss) per share would have been adjusted to the following pro forma amounts (in thousands):

		Three months ended March 31,
		2003	2002
Net earnings	As reported	$335	$218
Deduct: Total stock-based employee compensation expense determined under the fair-value based methods for all awards, net of tax		(1,702)	(1,533)
	Pro forma	(1,367)	(1,315)

Basic and diluted earnings (loss) per share	As reported	$0.01	$0.01
	Pro forma	$(0.05)	$(0.05)

(F.)                              Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board  (FASB) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets.  Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel.  Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.  The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Other,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002.  We have not issued any guarantees for performance of third parties.  Accordingly, adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003, whereas it is otherwise effective June 15, 2003 for variable interest entities acquired before February 1, 2003.  The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

(G.)                            Related Party Transactions

On July 3, 2002, in connection with the acquisition of Spectra , the Company loaned Mr. John McLeod, President of the Company’s Wealth Management Division, approximately $314,000.  This loan is secured by the pledge of 100,000 shares of Sanchez common stock.  The loan contains an interest rate as prescribed by the Canadian Customs and Revenue Agency (Base Rate).  This rate is adjusted quarterly to the extent such Base Rate changes.  At the time of the loan the Base Rate was 3%.  The loan has a term of three years commencing July 3, 2002 with six semi-annual payments, the first of which was due on January 3, 2003.  In January 2003, Mr. McLeod made the first of his six semi-annual payments.

During 2001, the Company loaned $130,000 to Mr. Todd Pittman, the Company’s Chief Financial Officer, for the purchase of Company stock. The three-year loan, for which Mr. Pittman is personally liable, is secured by the Company stock purchased by Mr. Pittman, and bears interest at a rate of 4.63% per annum.  Mr. Pittman made a payment of approximately $6,000 in February 2003 and had a balance, including interest of approximately $116,000 as of March 31, 2003.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has adopted a policy not to grant any new loans or materially modify or extend any existing loans to officers or directors of the Company and the audit committee must review and approve any related party transactions involving officers or directors.

(H.)                            Acquisitions

On July 3, 2002, Sanchez announced that it had completed its acquisition, by way of a plan of arrangement, of all of the outstanding common shares of Spectra, a leading provider of comprehensive wealth management solutions.  Leading up to the acquisition, the Company participated in arms length negotiations, performed due diligence, obtained a fairness opinion on the valuation of Spectra and used industry comparables to determine a purchase price.  With the acquisition of Spectra, the Company has positioned itself to be able to provide a complete banking and brokerage platform that satisfies the industry’s growing global requirements for an integrated banking and wealth management solution.

The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that the Spectra acquisition had occurred as of the beginning of the period presented.  The following unaudited pro forma information for the three months ended March 31, 2002 should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during that period, nor the results that may be obtained in the future (amounts in thousands, except per-share amounts):

Three months ended March 31,
2002
Pro forma revenues	$23,296
Pro forma net earnings	310
Pro forma basic and diluted earnings per share	0.01

(I.)                                 Comprehensive Income

Comprehensive income consists of net earnings, adjusted for other increases and decreases affecting stockholders’ equity that are excluded from the determination of net earnings.  The calculation of comprehensive income for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

	Three months ended March 31,
	2003	2002
Net earnings	$335	$218
Cumulative translation adjustments	1,897	—
Unrealized loss on marketable securities	(239)	—
Comprehensive income	$1,993	$218

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sanchez Computer Associates Inc. (Sanchez or the Company) is publicly traded on the Nasdaq Stock Exchange under the symbol SCAI.  The Company is a global leader in developing and marketing scalable and integrated software and services that provide banking, customer integration, brokerage, wealth management and outsourcing solutions to approximately 400 financial institutions in 22 countries.  Sanchez’s corporate headquarters is located in Malvern, Pennsylvania.  The Company’s outsourcing data and operations service center is located in Seven Fields, Pennsylvania.  Sanchez also maintains offices in Toronto, Canada; San Ramon, California; Sydney, Australia; New York, New York; Amsterdam, the Netherlands; Warsaw, Poland; Chester, the United Kingdom; and Singapore.

Beginning with the first quarter of 2003, Sanchez organized into divisions and initiated new segment reporting based on those divisions.  Sanchez’s divisional segments are Banking Solutions, Wealth Management, Outsourcing and Global Services.  In addition, a Corporate Support group was created to support these operating divisions.  Each division has individual profit and loss responsibilities and is responsible for advancing the Company’s objective to be the industry’s leading “value innovator.”  Whether through software products, methodologies, services, custom software enhancements or solutions consulting engagements, each division is tasked to significantly lower clients’ ongoing operations and technology costs, reduce their technology risk, and improve their enterprise customer management.  The divisions were created to provide the innovation and focus necessary to assist clients in achieving their business plans.  The Company believes this additional focus for all of its products and services will help the Company pursue new and previously under-served revenue opportunities.  In addition, it is believed the divisions will allow the Company to become more nimble and respond more quickly to a wider variety of client requirements and needs.  The Company markets globally and prospects for sales opportunities with institutions in need of one or more of the following solutions: a bank line of business migration; a retail banking legacy system replacement; customer enterprise integration; bank outsourcing; or a wealth management solution.

Sanchez Banking Solutions Division

The Banking Solutions Division is responsible for the development and maintenance of the Sanchez suite of integrated banking software products.  The division licenses the banking products to financial institutions to run in-house, or alternatively, on an outsourced basis.  The Banking Solutions Division derives its revenues from fees assessed on software products and software maintenance as well as from other miscellaneous fees.  The Sanchez suite of integrated banking products has multi-currency and multi-language capabilities, and can scale to the retail and commercial requirements of the world’s largest banks.  Products included in the Sanchez suite are: Sanchez ProfileTM, the core banking and transaction processing application; Sanchez XpressTM, an enterprise customer and transaction management system; Sanchez WebclientTM, a Web-based, customer front-end processor for Internet banking; Sanchez WebCSRTM, a Web-based customer and account servicing application used in an institution’s branches and call centers; and Sanchez FMSTM, the Financial Management System, which is an online, real-time, cost center-based accounting system with complete multi-company and multi-currency support.  In addition, Sanchez offers Profile for Windows®, a 32-bit, Windows-based, graphical user interface designed as the front-end to the Sanchez Profile core banking application, which is used by tellers, branch and call center personnel.  The company also licenses Sanchez CRMTM, a Web-based customer relationship management system, which is available as a stand-alone application or integrated with Sanchez’s banking suite of applications.

Sanchez Outsourcing Division

Sanchez also uses its integrated banking platform as the basis for offering a complete outsourced direct banking solution called Sanchez e-PROFILE®.  The Sanchez Outsourcing Division administers the Sanchez e-PROFILE solution by providing an integrated end-to-end operations and technology platform.  This outsourced platform enables institutions to offer comprehensive on-line financial services to their customers.  Sanchez began offering outsourcing solutions in 1999 and has grown its capabilities to become a vertical service provider (VSP) for the industry.  This solution integrates products and services from the industry’s “best-in-class” vendors, including Sanchez products, and manages them under a single, outsourced operating umbrella.  The Company believes the Sanchez e-PROFILE solution is the first vendor-developed solution that provides the ongoing technology, the operations and the pricing structures required to support an outsourced supply chain venue for on-line financial services.  The solution also provides the Company with a distribution channel for the suite of Sanchez products, related technologies and services.  At March 31, 2003, there were nine clients processing accounts at the Company’s data and operations service center.  Outsourcing segment revenues are primarily generated from processing and services fees.

Sanchez Wealth Management Division

This division is responsible for the development, maintenance and services associated with Sanchez WealthwareTM, a wealth management product line.  Wealthware is a comprehensive, multi-channel wealth management solution that helps financial institutions manage investor assets online by providing a collaborative, holistic client-view of assets and holdings based on real-time information.  The product line suite includes, Information Management, Investor Management, Order Management and Market Data Management tools.  The Sanchez Wealth Management Division generates revenues primarily through product, maintenance, services and outsourcing fees.

Sanchez Global Services Division

The Global Services Division provides project management, training (both standard and customized), system implementation, solution integration, custom interfaces to third-party or in-house legacy applications, data conversion, integrated testing, custom software, custom output (reports, statements, notices), custom component application, localization, and version upgrade services to our banking customers.  Trained financial service industry professionals deliver Sanchez services on both a time-and-materials or fixed-price basis.  They work primarily at client locations and follow a published methodology employing proven project management and measurement techniques.  For institutions implementing Sanchez solutions in-house, project services are provided during the initial implementation and also as contracted for by clients after conversion to a Sanchez solution.  Typically, an in-house implementation for a top-tier institution involves moving a large volume of customer data from existing systems onto the Sanchez platform.  When an institution replaces its in-house, legacy transaction processing system with a Sanchez banking solution, data conversion and custom system interface projects typically are delivered in six to 12 months  Execution support is provided from several regional locations.  An outsourcing project typically involves a de-novo bank but in certain instances the Company has customers converting from another platform.  Services associated with these types of projects include project management, implementation services, some data conversion, multiple system interfaces and integrated systems testing.  An institution can implement an outsourcing solution in as few as 120 days if the standard outsourcing solution and product offering are implemented.  The Company has found, however, that institutions frequently want to differentiate their direct and Internet bank offerings from the start and therefore, outsourcing implementation projects generally take six to twelve months.

Revenue Generation

The Company’s divisions generate revenue by assessing fees on software products, services, processing and maintenance.  Fees assessed on software products include software license and product enhancement fees.  Typically, fees for software license contracts are paid in stages upon the completion of defined deliverables or certain dates.  For licenses sold for in-house solutions, i.e., operated by the institutions, the Company recognizes revenue from fees using either the percentage-of-completion contract accounting method, or where applicable, when the requirements of Statement of Position 97-2 “Software Revenue Recognition” are met.  Financial institutions selecting an outsourced banking solution can purchase product licenses upfront, or in lieu of upfront license fees, institutions can opt to spread the license and accompanying maintenance fees on a per account/per month basis over the life of the processing contract.  Assessment of these fees begins after the client “goes live” with the solution.  Software product fees and implementation fees generated from outsourced solutions, along with their associated costs, are largely deferred during the implementation phase of an outsourced project in accordance with  Staff Accounting Bulletin SAB No. 101 “Revenue Recognition in Financial Statements”.  Once an outsourced client begins processing its customers’ accounts on the outsourced platform, i.e., “goes live,” the deferred product and services revenue and costs are amortized over the expected life of the processing arrangement and are reported.  Other service revenue is generally recognized when the services are performed or on the percentage of completion method, depending on the contract terms and accounting for the other elements of the arrangement.  Processing fees consist primarily of monthly and account-based fees for servicing, transaction fees associated with transaction volumes for a specified period.  Outsourcing generates on-going, processing revenues.  Under this model, as a client institution’s customer account base grows, the Outsourcing Division increases its revenue stream.  The Company also recognizes reimbursable client expenses as revenue in accordance with Emerging Issues Task Force Number 01-14, “Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14), which requires that the reimbursement received for out-of-pocket expenses be classified as revenues and not as cost reductions.  For both in-house and outsourced license contracts, maintenance fees are normally billed annually in advance and recognized as revenue ratably during the specified maintenance period.

For more information on the Company’s products and services, Sanchez maintains a Web site, which can be accessed at http://www.sanchez.com.  In addition, the Company makes its Securities and Exchange Commission (SEC) filings available for download from its Web site.

Highlights

Comparing 2002’s first quarter over 2003’s first quarter, the Company’s revenues rose 19 percent from $19.3 million to $23.0 million.  Revenue contributions were recognized from across the client base and included the sales of Sanchez software licenses to two new banking clients – one, a third-party sale of a Sanchez banking solution to Bank Amerykański w Polsce SA in Poland, and the other, a sale of a Sanchez banking solution to a Hungarian mortgage institution.  Revenue was also recognized from work generated from implementing two significant contracts signed last year with Krung Thai Bank in Thailand and Scotiabank in Canada.  In addition the first quarter of 2003 include the results of the Wealth Management Division, which was acquired on July 3, 2002.

Comparing the Company’s key revenue lines, product revenues increased approximately 48 percent from $3.9 million in 2002’s first quarter to $5.7 million in 2003’s first quarter; services revenues increased approximately 15 percent from $5.7 million to $6.6 million first quarter over comparative first quarter; and software maintenance and other increased approximately 31 percent from $3.9 million to $5.1 million first quarter over comparative first quarter.  Processing revenues were flat at $4.6 million first quarter over comparative first quarter.

Earnings from operations rose from $134,000, achieved in the first quarter 2002, to $417,000, reached in the first quarter 2003.  Net earnings increased from $218,000 to $335,000, first quarter over comparative first quarter, while earnings per share were flat at $0.01 for the same comparative period.  During 2003’s first quarter, the Company recognized a net gain of $156,000 on an investment in a partner company in Poland.  In addition, the Company incurred a foreign exchange charge of $207,000, primarily as a result of a weakening U.S. dollar against the Canadian dollar.

The Company’s business backlog continued to grow during 2003’s first quarter reaching a record $97.2 million.  For 2003’s first quarter, the Company had a balance of $29.8 million in net SAB No. 101 deferred product and services revenue, and a deferred margin balance of $9.6 million.  Deferred product and services revenue is part of the Company’s future revenue stream and is included in the Company’s backlog of business.  Deferred revenue, along with recurring revenue from processing, which is generated from Sanchez’s Outsourcing Division, unrecognized license fees, and maintenance contracts, enhances the Company’s visibility on future revenues.

Sanchez’s cash position at March 31, 2003, remained strong at $30.2 million.  The Company’s days sales outstanding (DSO) as of March 31 was 71 DSO, which was in line with the Company’s expectations.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data:

Dollars in thousands	2003	2002

Revenues
Products	$5,698	$3,850
Services	6,558	5,691
Processing	4,639	4,555
Software maintenance and other	5,081	3,870
Customer reimbursements	1,029	1,360
Total revenues	$23,005	$19,326

Percentage Relationship to Total Revenues
Revenues
Products	24.8%	19.9%
Services	28.5	29.5
Processing	20.2	23.6
Software maintenance and other	22.1	20.0
Customer reimbursements	4.4	7.0
Total revenues	100.0	100.0

Operating expenses
Product development	22.7	15.6
Product support	6.9	7.2
Services	22.6	16.8
Processing	16.0	21.0
Sales and marketing	14.0	19.3
General, administrative and other	11.6	12.4
Customer reimbursement expense	4.4	7.0
Total operating expenses	98.2	99.3

Earnings from operations	1.8	0.7
Interest income, net	0.3	1.0
Gain on investment	0.7	0.0
Foreign exchange loss	(0.9)	0.0
Earnings before income taxes	1.9	1.7
Income tax provision	0.5	0.6
Net earnings	1.4%	1.1%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

REVENUES

Total revenues increased by $3.7 million, or 19.0%, in the first quarter of 2003 as compared to the first quarter of 2002.

Product revenues increased by $1.8 million, or 48.0%, from the first quarter of 2002 to the first quarter of 2003.  The Company’s newly acquired Wealth Management Division contributed $1.3 million to product revenues in the period ended March 31, 2003.  The increase in product revenue is primarily attributable to the product revenue realized from the newly acquired Wealth Management Division, with other significant contributions coming from license recognition on projects currently being implemented with customers in Canada, Europe and Thailand.

Service revenues increased by $867,000, or 15.2%, in the period ended March 31, 2003, as compared to the period ended March 31, 2002.  Wealth Management contributed $460,000 to service revenues in the first quarter of 2003.  The remaining increase in service revenues can be attributed to work generated from the ongoing implementation of existing customers, offset by lower accreted revenue previously deferred in accordance with SAB No. 101 for implementation fees associated with outsourcing clients .  This lower accretion is a result of certain contract extensions with the Company’s existing customer base ..

Processing revenues increased $84,000, or 1.8%, in the first quarter of 2003 as compared to the first quarter of 2002.  Wealth Management contributed $62,000 to processing revenues in the current period.  Processing revenues remained flat primarily as result of a majority of clients remaining within their monthly minimum processing volumes.

Software maintenance and other revenues increased $1.2 million, or 31.3%, from the first quarter of 2002 to the first quarter of 2003.  Wealth Management contributed $926,000 to software maintenance and other revenues in the period ended March 31, 2003.  The remaining increase in software maintenance and other revenues can be attributed to start of maintenance for a significant U.S. customer in mid-2002 as well as the one-time termination fee of a U.S. customer recognized in the first quarter of 2003.

Customer reimbursements revenues decreased $331,000, or 24.3%, in the period ended March 31, 2003, as compared to the period ended March 31, 2002.  The primary reason for the decrease can be attributed to less travel required by the implementation projects in the first quarter of 2003 as compared to the first quarter of 2002.

EXPENSES

Product development expenses increased $2.2 million, or 73.6%, in the first quarter of 2003 as compared to the same period in 2002, primarily due to a larger deferral of development costs in accordance with SAB No. 101 in 2002 versus 2003 for clients using the outsourced solution. The revenue associated with these license costs was also deferred in accordance with SAB No. 101. Also contributing to the higher expenses was an increase in outside consulting expense in 2003 versus 2002 along with the costs associated with our Wealth Management Division as a result of the Spectra Software acquisition in July 2002.

Product Support expenses increased $199,000, or 14.3%, in the first quarter of 2003 versus the first quarter of 2002.  This increase is directly attributed to the impact of adding the Wealth Management Division expenses, offset by lower third party maintenance costs.

Service expenses increased $1.9 million, or 58.9%, during the period ended March 31, 2003, as compared to the period ended March 31, 2002.  Wealth Management contributed $350,000 to service expenses in the first quarter of 2003.  Other significant contributions to the increase in service expenses can be attributed to less deferred service expenses related to outsourcing clients as a result of customers going live in mid-2002, offset by reduced consultancy expenses as compared to the first quarter of 2002.  Service margins in the first quarter of 2003 were 21% compared to 42.7% in the first quarter of 2002.  The primary causes for the drop in margin were lower utilization rates from internal resources as well as higher than anticipated use of third-party resources.

Processing expenses decreased $379,000, or 9.3%, in the first quarter of 2003 versus the first quarter of 2002. This decrease is primarily attributable to lower third party processing fees. The gross margin relative to processing was 20.7% in the first quarter of 2003 compared to 11.0% in the same quarter last year, despite revenues being flat year to year.    The lower costs were achieved while also including the Wealth Management Division expenses.  This business line is still in its early stages and therefore margins are subject to some variability.

Sales and marketing expenses decreased by $510,000, or 13.7%, in the 2003 period as compared to the same period in 2002. Expenses were down due to lower compensation and lower marketing costs, partially offset by the addition of the Wealth Management Division's expenses.

General, administrative and other expenses increased by $283,000, or 11.8%, in 2003. The increase was primarily a result of expenses associated with the Wealth Management unit.  These costs were offset slightly by lower legal costs and tighter controls on discretionary expenditures.

Interest income decreased $113,000 or 59% in the first quarter of 2003 when compared to the first quarter of 2002.  This decrease is a result of lower interest rates in 2003 and lower cash balances following the acquisition of Spectra in July 2002.

During 2003’s first quarter, the Company recognized a net gain of $156,000 on an investment in a partner company in Poland.

The Company incurred a foreign exchange loss of $207,000, primarily as a result of a weakening U.S. dollar against the Canadian dollar.  The Company’s foreign exchange exposure is primarily related to intercompany activity.

The Company’s effective tax rate in the first quarter of 2003 was 24.5% of earnings compared to 33.0% in the first quarter of 2002.  The primary reason for this decrease was the effect of the tax benefit derived from the loss incurred at the Company’s Canadian subsidiary.

Liquidity and Capital Resources

Cash and cash equivalents were $30.2 million at March 31, 2003, a decrease of $2.5 million from December 31, 2002. Cash used by operating activities for the three months ended March 31, 2003, was $2.2 million. As of March 31, 2003, the Company had no debt outstanding.  During the first three months of 2003, the Company used $554,000 for the purchase of property and equipment while financing activities contributed $194,000 of cash during the three months ended March 31, 2003, principally from the proceeds from the employee stock purchase plan.

As of March 31, 2003, the Company has invested $2.0 million in a venture fund.  This commitment has since been capped at the $2.0 million contributed and no future funding is anticipated toward this venture.

The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future and, at a minimum, through the next year. Should the Company’s business expand more rapidly than expected, the Company has a line of credit of $20.0 million available for its use.  At the current time, the Company has not drawn on this line.

The Company believes that its business is generally not seasonal; however, the Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue, earnings and cash flow patterns. This variability is typically driven by significant events, which directly impact the recognition and billing of project-related revenues. Examples of such events include the timing of new business contract closings and the initiation of product and service fee revenue recognition, one-time payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users) and completion of implementation project roll-outs and the related revenue recognition. Because a high percentage of the Company’s expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter. The Company believes that over the course of time the ongoing monthly revenue stream associated with the outsourcing operations will contribute toward more predictable quarter-to-quarter revenues.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets.  Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel.  Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.  The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Other,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002.  We have not issued any guarantees for performance of third parties.  Accordingly, adoption of this standard did not have a material effect on the Company’s consolidated financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003, whereas it is otherwise effective June 15, 2003 for variable interest entities acquired before February 1, 2003.  The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

Forward-looking Statements

Certain matters discussed in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements concerning the Company’s revenues, expenses and earnings, future operating and financial performance, growth rates, acquisition opportunities, and other similar forecasts and expectations.  The words “anticipate,” “estimate,” “believe,” “expect,” “intend,” “plan,” “project” and variations of these words and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are based on operating budgets, forecasts, beliefs and assumptions of management and, as such, are subject to risks and uncertainties and are not guarantees of future performance.  Actual outcomes could differ materially from those expressed in any such forward-looking statement due to a variety of factors in addition to those specifically identified herein.  These factors include, without limitation, the timely and successful integration of new businesses and products of recently acquired companies and the risks associated with acquisitions, changes in or interpretations of tax laws, treaties, or regulations, governmental and public policy changes, business and economic conditions, currency fluctuations, challenges the Company may face as it expands its international operations, the development of the markets or new business areas that the Company is targeting, demand for products and services in the financial services industry, the extent to which the Internet will be used for financial services and products, the potentially adverse impact of consolidation in the financial services industry, timing of contracts and long sales cycles, competition among technology companies serving our industry, renewal of material contracts with clients, potential delays in, or cancellation of, the implementation of products and services, undetected software errors or failures found in new products, the potentially adverse effect of business interruptions beyond the Company’s control, such as security breaches and future acts of terrorism, maintaining good relationships with key strategic partners, the Company’s ability to attract, hire, and retain skilled and knowledgeable employees, success of the Company’s business model, changes in and availability of capital requirements, the Company’s ability to protect its intellectual property rights, and outcomes of pending and future litigation.  In addition, the Company’s operating results may fluctuate significantly and the Company may not be able to maintain historical growth rates or meet anticipated growth levels.  The Company’s stock price fluctuates and may continue to be volatile.  The Company has investments in other companies which are inherently risky.  These risks, as well as risks identified in the Company’s other SEC filings and public announcements, may impact future results.  The Company undertakes no duty to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s cash equivalents. The Company does not have any derivative financial instruments in its portfolio. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not expect any material loss with respect to its cash equivalents.

Foreign Currency Risk

The Company does not use foreign exchange forward contracts.  Substantially all of the Company’s U.S. based operations contract in U.S. dollars.  For the Company’s foreign subsidiaries, the Company generally matches local currency revenues with local currency costs.  The Company does have certain intercompany relationships that may create foreign exchange gains or losses.

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

Evaluation of Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their most recent evaluation nor any known significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Audit Process and Auditors

Under the Sarbanes-Oxley Act, auditors are prohibited from providing non-audit services to audit clients without the advance approval of the audit committee.  At the August 7, 2002 Audit Committee meeting, Sanchez received approval from the Audit Committee for the Company’s auditors to perform various tax return preparation, tax consultancy and SAS 70 Report services.  At the April 24, 2003 Audit Committee meeting, Sanchez received approval from the Audit Committee for the Company’s auditors to perform certain sales and use tax work.  Any subsequent authorizations will be disclosed as required.  The Audit Committee has also put in place a procedure for approval of the permitted non-audit services by one of two Audit Committee members in between meetings, subject to subsequent ratification by the full Audit Committee.

PART II—OTHER INFORMATION

ITEM 6:  Exhibits and reports on Form 8-K

a)              Exhibit 99.1.    CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)             Form 8-K.   Item 5—Other Events.   Adoption of Shareholder Rights Plan.  Filed on February 28, 2003

No other applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANCHEZ COMPUTER ASSOCIATES, INC.

/s/ TODD A. PITTMAN
Todd A. Pittman Senior Vice President and Chief Financial Officer

Date May 15, 2003

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

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ FRANK R. SANCHEZ
Frank R. Sanchez, Chief Executive Officer

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

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ TODD A. PITTMAN
Todd A. Pittman, Chief Financial Officer