Form 10-Q
period 2003-06-30
SANCHEZ COMPUTER ASSOCIATES INC
filed 2003-08-14
CIK 1022926

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
Yes ☐    No ☒

As of July 31, 2003, there were 26,904,362 outstanding shares of the issuer’s Common Stock, no par value.

SANCHEZ COMPUTER ASSOCIATES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

PART I:    FINANCIAL INFORMATION

Sanchez Computer Associates, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$31,567	$32,717
Accounts receivables, less allowances ($326 and $979)	11,621	12,993
Contracts in process	2,802	4,851
Income tax refund receivable	2,380	1,619
Deferred income taxes	2,661	2,661
Prepaid and other current assets	2,732	2,812
Deferred expenses	10,783	8,343
Total current assets	64,546	65,996

Property and equipment
Equipment	17,344	16,532
Furniture and fixtures	2,695	2,674
Leasehold improvements	3,154	3,148
	23,193	22,354
Accumulated depreciation and amortization	(18,554)	(16,826)
Net property and equipment	4,639	5,528

Goodwill	26,584	23,896
Deferred expenses	7,773	11,496
Amortizable intangibles, net	9,282	8,454
Deferred income taxes	2,895	2,895
Other non-current assets	2,678	2,832
Total assets	$118,397	$121,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,187	$3,771
Accrued expenses	7,174	9,617
Deferred revenue	25,024	22,804
Total current liabilities	36,385	36,192
Deferred revenue	10,702	18,150
Minority interest	190	209
Total liabilities	47,277	54,551

Shareholders’ Equity

Common stock stated value of $.01 per share, 75,000 shares authorized, 26,843 and 26,689 shares issued and outstanding	268	267
Additional paid-in capital	49,135	48,794
Retained earnings	18,525	18,575
Accumulated comprehensive income (loss)	3,192	(1,090)
Total shareholders’ equity	71,120	66,546
Total liabilities and shareholders’ equity	$118,397	$121,097

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues
Products	$6,263	$2,831	$11,961	$6,681
Services	6,738	9,179	13,296	14,870
Processing	4,641	4,537	9,280	9,092
Software maintenance and other	5,199	4,273	10,280	8,143
Customer reimbusements	1,199	1,512	2,228	2,872
Total revenues	24,040	22,332	47,045	41,658

Operating expenses
Product development	5,232	3,886	10,454	6,894
Product support	1,688	1,378	3,274	2,765
Services	5,544	5,895	10,723	9,154
Processing	4,064	4,092	7,741	8,148
Sales and marketing	3,603	2,630	6,825	6,362
General, administrative and other	3,012	3,148	5,685	5,538
Customer reimbursement expense	1,199	1,512	2,228	2,872
Restructuring charge	316	—	316	—
Total operating expenses	24,658	22,541	47,246	41,733

Loss from operations	(618)	(209)	(201)	(75)
Interest income, net	74	552	152	742
Gain on investment	—	—	156	—
Foreign exchange income (loss)	1	—	(206)	—
Earnings (loss) before income taxes	(543)	343	(99)	667
Income tax provision (benefit)	(160)	113	(51)	220
Net earnings (loss)	$(383)	$230	$(48)	$447

Basic and diluted earnings (loss) per share	$(0.01)	$0.01	$0.00	$0.02

Weighted-average common shares outstanding	26,799	26,010	26,775	26,003

Weighted-average common and dilutive shares outstanding	26,799	26,144	26,775	26,146

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net earnings (loss)	$(48)	$447
Adjustments to reconcile net earnings to cash provided (used) by operating activities
Depreciation and amortization	2,375	2,216
Changes in operating assets and liabilities
Accounts receivable	1,528	(1,991)
Contracts in process	2,067	(220)
Income tax refund receivable/payable	(1,098)	(92)
Prepaid and other current assets	575	(3,014)
Accounts payable and accrued expenses	(1,836)	(1,296)
Provision for doubtful accounts receivable	—	1,100
Deferred revenue	(5,373)	8,312
Deferred expenses	1,156	(3,274)
Other	(73)	175
Net cash provided (used) by operating activities	(727)	2,363

Cash flows from investing activities
Investments	(75)	(500)
Capital expenditures	(840)	(967)
Net cash used by investing activities	(915)	(1,467)

Cash flows from financing activities
Exercise of stock options	122	12
Proceeds from the issuance of shares under the employee stock purchase plan	187	321
Net cash provided by financing activities	309	333

Net increase (decrease) in cash and cash equivalents	(1,333)	1,229
Effect of foreign exchange on cash	183	—
Cash and cash equivalents at beginning of period	32,717	40,955
Cash and cash equivalents at end of period	$31,567	$42,184

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$761	$457

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.

Notes to Unaudited Consolidated Financial Statements

(A.)         Basis of Presentation

The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. (Sanchez or the Company) include the accounts of all of the Company’s majority owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform with the current period presentation.  In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Consequently, these statements do not include all of the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K.  Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for additional disclosures, including a summary of the Company’s critical accounting policies, which have not changed since our latest Annual Report on Form 10-K as of December 31, 2002.  The consolidated results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results for the full year.

(B.)         Geographic Segments

Revenue derived from customers in various geographic regions is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
U.S. and Caribbean	$12,268	$15,830	$23,519	$27,964
Canada	4,185	954	8,269	1,756
Europe	4,062	5,373	9,580	11,532
Other	3,525	175	5,677	406
Total	$24,040	$22,332	$47,045	$41,658

(C.)         Business Segments

Previously, our segments included Sanchez’s software licensing business, the Sanchez Data Systems, Inc. (SDSI) outsourcing business and the Wealth Management Division, which was created following the Company’s acquisition of Spectra Securities Software, Inc. (Spectra) in July 2002.  Beginning with the first quarter of 2003, the Company organized into divisions and initiated segment reporting based on those divisions.  Sanchez’s new divisional segments are Banking Solutions, Wealth Management, Outsourcing, and Global Services.  In addition, a Corporate Support group was created to support these operating divisions.  The Company evaluates the performance of its segments and allocates resources to them accordingly.  Customer reimbursement revenue and expenses are the same amount and, therefore, have no net effect on operating earnings.  Customer reimbursement revenues and expenses are not allocated to the individual operating divisions.  The Company combines assets, liabilities and shareholders’ equity into one consolidated balance sheet and does not measure the performance of its divisions based upon balance sheet accounts.  It is not practical at this time to restate segment data for prior periods to conform to the Company’s new segment reporting.  We will continue to also present segment information under the previous format until comparative information about segments under the new format is available.  The tables below summarize the Company’s segments as they are currently measured as well as how they were previously reported in 2002 (in thousands):

The table below summarizes information about the new business segments (in thousands):

	Three months ended June 30, 2003	Six months ended June 30, 2003
Revenues
Banking Solutions	$9,081	$17,583
Wealth Management	2,953	5,659
Outsourcing	5,814	11,805
Global Services	4,993	9,770
Total segment revenue	22,841	44,817
Reimbursables	1,199	2,228
Total revenues	$24,040	$47,045

Earnings (loss) from operations
Banking Solutions	$1,607	$3,130
Wealth Management	(690)	(1,252)
Outsourcing	(353)	(620)
Global Services	(1,182)	(1,459)
Total loss from operations	$(618)	$(201)

The table below summarizes information about the business segments in the previous format (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues
Sanchez	$11,798	$8,913	$23,316	$18,328
SDSI	9,289	13,419	18,065	23,330
Wealth Management	2,953	—	5,664	—
Total Revenues	$24,040	$22,332	$47,045	$41,658

Earnings (loss) from operations
Sanchez	(1,555)	(428)	(1,079)	(720)
SDSI	1,153	219	1,658	645
Wealth Management	(216)	—	(780)	—
Total loss from operations	$(618)	$(209)	$(201)	$(75)

	June 30, 2003	December 31, 2002
Assets
Sanchez	$93,959	$97,438
SDSI	27,644	41,000
Wealth Management	33,992	38,655
Eliminations	(37,198)	(55,996)
Total assets	$118,397	$121,097

(D.)         Earnings Per Share

Basic earnings (loss) per share has been calculated as net earnings (loss) divided by weighted-average common shares outstanding, while diluted earnings (loss) per share has been computed as net earnings (loss) divided by weighted-average common and diluted shares outstanding, which includes the dilutive effect of stock options.  The following table provides a reconciliation of weighted-average common shares outstanding to weighted-average common and diluted shares outstanding (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Weighted-average shares outstanding	26,799	26,010	26,775	26,003
Dilutive effect of options	—	134	—	143
Total weighted average common and diluted shares outstanding	26,799	26,144	26,775	26,146

At June 30, 2003, total potentially dilutive common stock equivalents include options to purchase 6,733,356 shares of common stock.  As of June 30, 2002, total potentially dilutive common stock equivalents included options to purchase 5,210,599 shares of common stock.   All potentially dilutive common stock equivalents were excluded from the calculations of net loss per share for the three and six months ended June 30, 2003, as their effect is anti-dilutive as a result of the net loss incurred for the periods.

(E.)          Stock-Based Compensation

        In December 2002, Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” was issued.  SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and, as such, have been incorporated below.  SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting For Stock Issued to Employees,” and related interpretations, and provide pro forma net earnings (loss) and earnings (loss) per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied.  The Company continues to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures in accordance with the provisions of SFAS No. 123 and SFAS No. 148 to its stock option plans.  Had compensation cost for the Company’s stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company’s net earnings (loss) and basic and diluted net earnings (loss) per share would have been adjusted to the following pro forma amounts (in thousands):

		Three months ended June 30,		Six months ended June 30,
		2003	2002	2003	2002
Net earnings (loss)	As reported	$(383)	$230	$(48)	$447
Deduct: Total stock-based employee compensation expense determined under the fair-value based methods for all awards, net of tax		(1,095)	(1,170)	(2,256)	(2,197)
	Pro forma	(1,478)	(940)	(2,304)	(1,750)

Basic and diluted earnings (loss) per share	As reported	$(0.01)	$0.01	$0.00	$0.02
	Pro forma	$(0.06)	$(0.04)	$(0.09)	$(0.07)

(F.)          Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets.  Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel.  Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.  During the quarter ended June 30, 2003, the Company incurred restructuring costs primarily related to its relocation of its European headquarters from Chester, U.K. to Amsterdam, the Netherlands.  Restructuring charges recorded in connection with these actions totaled approximately $316,000, which consisted primarily of severance related payments and severance related tax payments.  These restructuring costs were accounted for in accordance with SFAS No. 146.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  Interpretation No. 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003.  For those arrangements entered into prior to January 31, 2003, the Interpretation 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  The Company does not expect that the provisions of Interpretation No. 46 will have a material impact on the Company's results of operations or financial position.

(G.)         Related Party Transactions

On July 3, 2002, in connection with the acquisition of Spectra, the Company loaned Mr. John McLeod, President of the Company’s Wealth Management Division, approximately $314,000.  This loan is secured by the pledge of 100,000 shares of Sanchez common stock.  The loan contains an interest rate as prescribed by the Canadian Customs and Revenue Agency (Base Rate).  This rate is adjusted quarterly to the extent such Base Rate changes.  At the time of the loan the Base Rate was 3%.  The loan has a term of three years commencing July 3, 2002 with six semi-annual payments, the first of which was due on January 3, 2003.  In July 2003, Mr. McLeod made the second of his six semi-annual payments.

During 2001, the Company loaned $130,000 to Mr. Todd Pittman, the Company’s Chief Financial Officer, for the purchase of Company stock. The three-year loan, for which Mr. Pittman is personally liable, is secured by the Company stock purchased by Mr. Pittman, and bears interest at a rate of 4.63% per annum.  Mr. Pittman had a balance, including interest, of approximately $116,000 as of June 30, 2003.

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

The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that the Spectra acquisition had occurred as of the beginning of the period presented.  The following unaudited pro forma information for the six months ended June 30, 2002 should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during that period, nor the results that may be obtained in the future (amounts in thousands, except per-share amounts):

Six months ended June 30, 2002
Pro forma revenues	$49,817
Pro forma net earnings	211
Pro forma basic and diluted earnings per share	$0.01

(I.)           Comprehensive Income

Comprehensive income (loss) consists of net earnings (loss), adjusted for other increases and decreases affecting shareholders’ equity that are excluded from the determination of net earnings (loss).  The calculation of comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net earnings (loss)	$(383)	$230	$(48)	$447
Cumulative translation adjustments	2,386	—	4,286	—
Unrealized income (loss) on marketable securities	236	—	(4)	—
Comprehensive income	$2,239	$230	$4,234	$447

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sanchez Computer Associates, Inc. (Sanchez or the Company) is publicly traded on the Nasdaq Stock Exchange under the symbol SCAI.  The Company is an international provider in developing and marketing scalable and integrated software and services that provide banking, customer integration, brokerage, wealth management and outsourcing solutions used by approximately 400 financial institutions in 22 countries.  Sanchez’s corporate headquarters is located in Malvern, Pennsylvania.  The Company’s outsourcing data and operations service center is located in Seven Fields, Pennsylvania.  Sanchez also maintains offices in Toronto, Canada; San Ramon, California; Sydney, Australia; New York, New York; Amsterdam, the Netherlands; and Warsaw, Poland.

Divisional Organization

Beginning with the first quarter of 2003, Sanchez organized into divisions and initiated new segment reporting based on those divisions.  Sanchez’s divisional segments are Banking Solutions, Wealth Management, Outsourcing and Global Services.  In addition, a Corporate Support group was created to support these operating divisions.  Each division has individual profit and loss responsibilities and is responsible for advancing the Company’s objective to be the industry’s leading “value innovator.”  Whether through software products, methodologies, services, custom software enhancements or solutions consulting engagements, each division is tasked to significantly lower clients’ ongoing operations and technology costs, reduce their technology risk, and improve their enterprise customer management.  The divisions were created to provide the innovation and focus necessary to assist clients in achieving their business plans.  The Company believes this additional focus for all of its products and services will help the Company pursue new and previously under-served revenue opportunities.  In addition, it is believed the divisions will allow the Company to respond more quickly and with greater flexibility to a wider variety of client requirements and needs.  The Company markets internationally and prospects for sales opportunities with institutions in need of one or more of the following solutions: a bank line of business migration; a retail banking legacy system replacement; customer enterprise integration; bank outsourcing; or a wealth management solution.

Sanchez Banking Solutions Division

The Banking Solutions Division develops and supports the Sanchez suite of integrated banking software products.  The division licenses these banking products to financial institutions to run in-house or alternatively, on an outsourced basis.  The Banking Solutions Division derives its revenues from licenses of software products and software maintenance fees, as well as from other miscellaneous fees.

Sanchez Wealth Management Division

The division is responsible for the development, maintenance and services associated with Sanchez WealthwareTM.  Wealthware is an integrated wealth management software solution that helps financial institutions manage investor assets online.  Wealthware aggregates customer data to provide a single, customer-centric perspective and provides the desktop tools to analyze portfolios, make informed investment decisions and execute transactions.  The Wealth Management Division derives its revenues primarily from license, service and maintenance fees on its Wealth Management product.  The Wealth Management Division was created following the Company’s acquisition of Spectra in July 2002.

Sanchez Outsourcing Division

Sanchez also uses its integrated banking platform as the basis for offering a complete outsourced direct banking solution called Sanchez e-PROFILE®. The Sanchez Outsourcing Division administers the Sanchez e-PROFILE solution by offering an integrated end-to-end operations and technology platform.  This outsourced platform enables institutions to offer comprehensive on-line financial services to their customers.  This solution integrates products and services from what the Company believes are the industry’s “best-in-class” vendors, including Sanchez products, and manages them under a single, outsourced operating umbrella.  The solution also provides the Company with a distribution channel for the suite of Sanchez products, related technologies and services.  At June 30, 2003, there were nine clients processing accounts at the Company’s data and operations service center.  The Outsourcing Division’s revenues are primarily generated from processing and services fees.

Sanchez Global Services Division

The Global Services Division provides project management, training (both standard and customized), system implementation, solution integration, custom interfaces to third-party or in-house legacy applications, data conversion, integrated testing, custom software, custom output (reports, statements, notices), custom component application, localization, and version upgrade services to our banking customers.  While supporting the other operating units, the Global Services Division also markets its services directly to existing and prospective clients.

Revenue Generation

The Company’s divisions generate revenue by assessing fees on software products, services, processing and maintenance.  Fees assessed on software products include software license and product enhancement fees.  Typically, fees for software license contracts are paid in stages upon the completion of defined deliverables or certain dates.  For licenses sold for in-house solutions, i.e., operated by the institutions, the Company recognizes revenue from fees under either the percentage-of-completion contract accounting method, or where applicable, when the requirements of AICPA Statement of Position 97-2 “Software Revenue Recognition” are met.  Financial institutions selecting an outsourced banking solution can purchase product licenses upfront, or in lieu of upfront license fees, institutions can opt to spread the license and accompanying maintenance fees on a per account/per month basis over the life of the processing contract.  Assessment of per account/per month fees begins after the client goes live , i.e., client begins processing its customers’ accounts on the outsourced platform with the solution.  Software product fees and implementation fees generated from outsourced solutions, along with their associated costs, are largely deferred during the implementation phase of an outsourced project in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101).  Once an outsourced solution goes live, the deferred product and services revenue and costs are amortized over the expected life of the processing arrangement and are recognized.  Other service revenue is generally recognized when the services are performed or on the percentage-of-completion method, depending on the contract terms and accounting for the other elements of the arrangement.  Processing fees consist primarily of monthly and account-based fees for servicing, as well as transaction fees associated with transaction volumes for a specified period.  Under the outsourcing model, when a client institution’s customer account base grows, and the institution exceeds the minimum account processing levels, outsourcing revenue can increase.  For both in-house and outsourced license contracts, maintenance fees are normally billed annually in advance and recognized as revenue ratably during the specified maintenance period.  The Company also recognizes reimbursable client expenses as revenue in accordance with Emerging Issues Task Force Issue No.  01-14, “Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14), which requires that the reimbursement received for out-of-pocket expenses be classified as revenues and not as cost reductions.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2003	2002	2003	2002
Revenues
Products	$6,263	$2,831	$11,961	$6,681
Services	6,738	9,179	13,296	14,870
Processing	4,641	4,537	9,280	9,092
Software maintenance and other	5,199	4,273	10,280	8,143
Customer reimbursements	1,199	1,512	2,228	2,872
Total revenues	$24,040	$22,332	$47,045	$41,658

Percentage Relationship to Total Revenues
Revenues
Products	26.1%	12.7%	25.4%	16.0%
Services	28.0	41.1	28.3	35.7
Processing	19.3	20.3	19.7	21.8
Software maintenance and other	21.6	19.1	21.9	19.6
Customer reimbursements	5.0	6.8	4.7	6.9
Total revenues	100.0	100.0	100.0	100.0

Operating expenses
Product development	21.8	17.4	22.2	16.5
Product support	7.0	6.2	7.0	6.6
Services	23.1	26.4	22.8	22.0
Processing	16.9	18.3	16.5	19.6
Sales and marketing	15.0	11.8	14.5	15.3
General, administrative and other	12.5	14.1	12.1	13.3
Customer reimbursement expense	5.0	6.8	4.7	6.9
Restructuring charge	1.3	0.0	0.7	0.0
Total operating expenses	102.6	101.0	100.5	100.2

Earnings (loss) from operations	(2.6)	(1.0)	(0.5)	(0.2)
Interest income, net	0.3	2.5	0.3	1.8
Gain on investment	0.0	0.0	0.3	0.0
Foreign exchange loss	0.0	0.0	(0.4)	0.0
Earnings (loss) before income taxes	(2.3)	1.5	(0.3)	1.6
Income tax provision (benefit)	(0.7)	0.5	(0.1)	0.5
Net earnings (loss)	(1.6)%	1.0%	(0.2)%	1.1%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

REVENUES

Total revenues increased by $1.7 million, or 8%, in the second quarter of 2003 as compared to the second quarter of 2002.

Product revenues increased by $3.4 million, or 121%, from the second quarter of 2002 to the second quarter of 2003.  Product revenues increased primarily as a result of license recognition on projects currently being implemented with customers in Canada and Thailand.  Also contributing to the increase was the revenue generated by the Company’s recently acquired Wealth Management Division of approximately $1.5 million.

Service revenues decreased by $2.4 million, or 27%, in the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002.  Wealth Management contributed $550,000 to service revenues in the second quarter of 2003.  The decrease in service revenues can be primarily attributed to delays in initiating service projects by certain customers.

Processing revenues increased $104,000, or 2%, in the second quarter of 2003 as compared to the second quarter of 2002.  Processing revenues increased only slightly as a result of a majority of clients remaining within their monthly minimum processing volumes.  During the quarter Juniper Bank discontinued processing on the outsourcing platform.  The revenue generated from this client was immaterial for the three months ended June 30, 2003.

Software maintenance and other revenues increased $926,000, or 22%, from the second quarter of 2002 compared to the second quarter of 2003.  Wealth Management contributed $835,000 to software maintenance and other revenues in the period ended June 30, 2003.  The remaining increase in software maintenance and other revenues can be attributed to new maintenance fees from new clients and expanded license agreements with existing clients.

Customer reimbursements revenues decreased $313,000, or 21%, in the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002.  The primary reason for the decrease can be attributed to less reimbursable expenses incurred as a result of fewer implementation projects in the second quarter of 2003 as compared to the second quarter of 2002.

OPERATING EXPENSES

Product development expenses increased $1.3 million, or 35%, in the second quarter of 2003 compared to the same period in 2002, primarily due to the costs associated with our recently acquired Wealth Management Business Division.  Also contributing to the higher expenses was an increase in the net amortization of previously deferred license costs for clients using the outsourced solution.

Product support expenses increased $310,000, or 22%, in the second quarter of 2003 compared to the second quarter of 2002.  This increase is directly attributable to the impact of adding the Wealth Management Business Division expenses.

Service expenses decreased $351,000, or 6%, during the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002.  Wealth Management contributed $292,000 to service expenses in the second quarter of 2003.  The primary reason for the decrease in service expenses is reduced outside consultancy expenses in the second quarter of 2003 as compared to the second quarter of 2002.  Service margins in the second quarter of 2003 were 18%, compared to 36% in the second quarter of 2002.  The primary causes for the drop in the service margin were lower utilization rates from internal resources and lower margins on outsourcing implementation projects, for which more revenue and direct expenses are now being amortized that were previously deferred in accordance with SAB No. 101, when compared to the quarter ended June 30, 2002.

Processing expenses decreased $28,000, or 1%, in the second quarter of 2003 as compared to 2002.  This decrease is primarily attributable to lower third party processing fees and maintenance costs associated with outside vendors.    As a result of these decreases the Company was able to improve its gross margin relative to processing from 10% in the second quarter of 2002 to 12% in the same quarter of 2003 although revenues increased only modestly.

Sales and marketing expenses increased by $973,000, or 37%, in the second quarter of 2003 compared to the same quarter in 2002.  Expenses were up primarily due to an increase in external marketing spending along with $678,000 in expenses related to the Wealth Management Business Unit.

General, administrative and other expenses decreased by $136,000, or 4%, in the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002, primarily due to a decrease in the bad debt expense in the second quarter of 2003 compared to the second quarter of 2002. These decreases were partially offset by the impact of the Wealth Management Business Unit.

During the quarter ended June 30, 2003, the Company incurred restructuring costs primarily related to its relocation of its European headquarters from Chester, U.K. to Amsterdam, the Netherlands.  Restructuring charges recorded in connection with these actions totaled approximately $316,000, which consisted primarily of severance related payments.

OTHER INCOME, EXPENSE AND TAXES

Interest income for the quarter ended June 30, 2003 decreased $478,000, or 87%, compared to the quarter ended June 30, 2002.  Interest income in the second quarter of 2002 included interest received related to the settlement of an outstanding receivable with a former client.  Other contributing factors are lower interest rates and lower cash balances following the acquisition of Spectra in July 2002.

The Company’s effective tax rate in the second quarter of 2003 was 29% of earnings compared to 33% in the second quarter of 2002.  The primary reason for this decrease was the effect of the tax benefit derived from the loss incurred this quarter in the Company’s foreign subsidiary.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

REVENUES

Total revenues increased by $5.4 million, or 13%, in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Product revenues increased by $5.3 million, or 79%, from the six months ended June 30, 2002 to the six months ended June 30, 2003.    The increase in product revenue is primarily attributable to the license revenue realized from two of the Company’s major implementation projects in Canada and Thailand.  The Company’s recently acquired Wealth Management Division contributed $2.8 million to product revenues in the six months ended June 30, 2003.

Service revenues decreased by $1.6 million, or 11%, in the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.  The decrease in service revenues can be attributed to delays in initiating service projects by certain customers.  These decreases were partially offset by the inclusion of the recently acquired Wealth Management Division which contributed $1.0 million to service revenues in the six months ended June 30, 2003.

Processing revenues increased $188,000, or 2%, in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.  Processing revenues increased only slightly as a result of a majority of clients remaining within their monthly minimum processing volumes.  During the six months ended June 30, 2003, Juniper Bank discontinued processing on the outsourcing platform.  The revenue generated from this client was immaterial for the six months ended June 30, 2003.

Software maintenance and other revenues increased $2.1 million, or 26%, from the six months ended June 30, 2002 to the six months ended June 30, 2003.  Wealth Management contributed $1.8 million to software maintenance and other revenues in the six months ended June 30, 2003.  The remaining increase can be primarily attributed to the commencement of maintenance for a significant U.S. customer in mid-2002, as well as the one-time termination fee from a U.S. customer recognized in the six months ended June 30, 2003.

Customer reimbursements revenues decreased $644,000, or 22%, in the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.  The primary reason for the decrease can be attributed to less travel required for implementation projects in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

OPERATING EXPENSES

Product development expenses increased $3.6 million, or 52%, in the first six months of 2003 compared to the six months ended June 30, 2002, primarily due to the costs associated with our Wealth Management Division.   Also contributing to the increase was an increase in the net amortization of previously deferred license costs for clients using the outsourced solution in 2003 compared to 2002.

Product support expenses increased by $509,000, or 18%, for the six months ended June 30, 2003.  This increase is primarily a result of the Wealth Management Division expenses, partially offset by lower third party support fees as the Company has begun to handle more support issues with its own resources.

Service expenses increased $1.6 million, or 17%, during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.  Wealth Management contributed $642,000 to service expenses in the first six months of 2003.  The primary reason for the increase in service expenses is due to less deferral of expenses in accordance with SAB No. 101 as a result of clients going live with the Company’s outsourcing solution.  Service margins for the six months ended June 30, 2003 were 19%, compared to 38% in the six months ended June 30, 2002.   The primary causes for the drop in the service margin were lower utilization rates from internal resources, higher than anticipated use of third-party resources, and lower margins on outsourcing implementation projects, for which more revenue and direct expenses are now being amortized that were previously deferred in accordance with SAB No. 101 when compared to the same period ended June 30, 2002.

Processing expenses decreased $407,000, or 5%, in the first six months of 2003, as compared to the same period in 2002.  This decrease is attributable to lower third party processing fees and maintenance costs related to outside vendors.  The Wealth Management Division expenses partially offset these reductions.  The gross margin relative to processing was 17% during the six months ended June 30, 2003, as compared to 10% during the same period in 2002.

Sales and marketing expenses increased by $463,000, or 7%, in the six months ended June 30, 2003 compared to 2002.  This increase is primarily due to the impact of the Wealth Management Division expenses offset by lower commissions paid to third party partners as well as lower travel expenses.

General, administrative and other expenses increased by $147,000, or 3%, in 2003 primarily due to the Wealth Management Division expenses in the first six months of 2003 which were partially offset by a decrease in bad debt and legal expense in the first six months of 2003 compared to the same period in 2002.

During the period ended June 30, 2003, the Company incurred restructuring costs primarily related to its relocation of its European headquarters from Chester, U.K. to Amsterdam, the Netherlands.  Restructuring charges totaled approximately $316,000, which consisted primarily of severance related payments.

OTHER INCOME, EXPENSE AND TAXES

Interest income for the six months ended June 30, 2003 decreased $591,000 or 80.0% compared to the same period in 2002.  Interest income in 2002 included interest received related to the settlement of an outstanding receivable with a former client.   Also contributing to the decrease are lower interest rates in 2003 and lower cash reserves following the acquisition of Spectra Software in July 2002.

During 2003’s first six months, the Company recognized a net gain of $156,000 on the settlement of an investment in a partner company in Poland.

The Company incurred a foreign exchange loss of $206,000 during the first six months of 2003, primarily as a result of a weakening U.S. dollar against the Canadian dollar.  The Company’s foreign exchange exposure is primarily related to intercompany activity that was not designated as permanent in the first quarter of 2003.

The Company’s effective tax rate in the first six months of 2003 was 51% of earnings compared to 33% in the same period of 2002.  The primary reason for this increase was the impact of taxes on a foreign subsidiary.

Liquidity and Capital Resources

Cash and cash equivalents were $31.6 million at June 30, 2003, a decrease of $1.2 million from December 31, 2002.  Cash used by operating activities for the six months ended June 30, 2003, was $727,000.  Contributing to the use of cash by operating activities was an increase in the net amortization of deferred revenues and expenses during the six months ended June 30, 2003 compared to the same period in 2002.  This increase in net amortization is primarily attributable to fewer implementation projects related to outsourcing clients where associated revenues and direct costs were deferred.  Partially offsetting this use of cash was the decrease in accounts receivable and contracts in process of  $3.6 million in the six months ended June 30, 2003 compared to an increase of $2.2 million in the same period of 2002.  The decrease in 2003 can be primarily attributed to accounts receivable management as further evidenced by the Company’s days sales outstanding (DSO) of 54 DSO at June 30, 2003 compared to 98 DSO at June 30, 2002.  During the first six months of 2003, the Company used $840,000 for the purchase of property and equipment, while financing activities contributed $309,000 of cash during the six months ended June 30, 2003, principally from the proceeds from the employee stock purchase plan.

The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future and, at a minimum, through the next year. Should the Company’s business expand more rapidly than expected, the Company has a line of credit of $20 million available for its use.  The Company’s line of credit is secured with the Company’s primary banker and has a term of three years expiring on July 2, 2005.  Outstanding amounts shall bear an interest rate per annum from one of the following two options; (1) a Base Rate option that is equal to the Bank’s prime rate or one quarter of one (.25) percentage point above the Federal Funds Rate, (2) a LIBOR Rate Option equal to the sum of (i) LIBOR plus (ii) 150 basis points (the “LIBOR-Based Rate”).   At the current time the Company has not drawn on this line of credit and has no debt outstanding.

The Company believes that its business is generally not seasonal; however, the Company has historically experienced, and can be expected to continue to experience, a certain degree of variability in its quarterly revenue, earnings and cash flow patterns. This variability is typically driven by significant events, which directly impact the recognition and billing of project-related revenues. Examples of such events include the timing of new business contract closings and the initiation of product and service fee revenue recognition, one-time payments from existing clients relative to license expansion rights (required to process a greater number of customer accounts or expand the number of permitted users) and completion of implementation project rollouts and the related revenue recognition. Because a high percentage of the Company’s expenses are relatively fixed, a variation in the timing of the initiation or the completion of client projects, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter. The Company believes that over the course of time the ongoing monthly revenue stream associated with the outsourcing operations will contribute toward more predictable quarter-to-quarter revenues.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  Interpretation No. 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003.  For those arrangements entered into prior to January 31, 2003, Interpretation No. 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  The Company does not expect that the provisions of Interpretation No. 46 will have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003, whereas it is otherwise effective June 15, 2003 for variable interest entities acquired before February 1, 2003.  The adoption of Interpretation No. 46 did not have an effect on the Company’s consolidated financial statements.

Forward-looking Statements

Certain matters discussed in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements concerning the Company’s revenues, expenses and earnings, future operating and financial performance, growth rates, acquisition opportunities, and other similar forecasts and expectations.  The words “anticipate,” “estimate,” “believe,” “expect,” “intend,” “plan,” “project” and variations of these words and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are based on operating budgets, forecasts, beliefs and assumptions of management and, as such, are subject to risks and uncertainties and are not guarantees of future performance.  Actual outcomes could differ materially from those expressed in any such forward-looking statement due to a variety of factors in addition to those specifically identified herein.  These factors include, without limitation, the timely and successful integration of new businesses and products of recently acquired companies and the risks associated with acquisitions, changes in or interpretations of tax laws, treaties, or regulations, governmental and public policy changes, business and economic conditions, currency fluctuations, challenges the Company may face as it expands its international operations, the development of the markets or new business areas that the Company is targeting, demand for products and services in the financial services industry, the extent to which the Internet will be used for financial services and products, the potentially adverse impact of consolidation in the financial services industry, timing of contracts and long sales cycles, competition among technology companies serving our industry, renewal of material contracts with clients, potential delays in, or cancellation of, the implementation of products and services, undetected software errors or failures found in new products, the potentially adverse effect of business interruptions beyond the Company’s control, such as security breaches and future acts of terrorism, maintaining good relationships with key strategic partners, the Company’s ability to attract, hire, and retain skilled and knowledgeable employees, success of the Company’s business model, changes in and availability of capital requirements, the Company’s ability to protect its intellectual property rights, and outcomes of pending and future litigation.  In addition, the Company’s operating results may fluctuate significantly and the Company may not be able to maintain historical growth rates or meet anticipated growth levels.  The Company’s stock price fluctuates and may continue to be volatile.  The Company has investments in other companies, which are inherently risky.  These risks, as well as risks identified in the Company’s other SEC filings and public announcements, may impact future results.  The Company undertakes no duty to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2003, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

The evaluation referred to above did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Audit Process and Auditors

Under the Sarbanes-Oxley Act, auditors are prohibited from providing non-audit services to audit clients without the advance approval of the audit committee.  At the May 22, 2003 Audit Committee meeting, Sanchez received approval from the Audit Committee for the Company’s auditors to perform various attest and non-attest services.    Any subsequent authorizations will be disclosed as required.  The Audit Committee has also put in place a procedure for approval of the permitted non-audit services by one of three Audit Committee members in between meetings, subject to subsequent ratification by the full Audit Committee.

PART II—OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2003, the Annual Meeting of Shareholders of the Company was held at which the following matter was submitted to and the requisite number of shares of Common Stock of the Company were voted on by the stockholders, with the results set forth below:

The following persons were elected to the Board of Directors to serve as directors until the next annual meeting of shareholders in 2004, and until their respective successors are duly elected and qualified.  Each person received the number of votes set forth next to their names below:

PROPOSAL I - ELECTION OF DIRECTORS

	For	Withheld
Michael A. Sanchez	22,868,465	615,663
Frank R. Sanchez	23,397,290	86,838
Joseph F. Waterman	23,397,340	86,788
Lawrence Chimerine	23,167,958	316,170
William M. Fenimore, Jr.	23,161,148	322,980
Frederick J. Gronbacher	22,611,929	872,199
Alex W. Hart	23,360,238	123,890
Thomas C. Lynch	23,166,252	317,876
James R. Stojak	22,651,548	832,580
Gary C. Wendt	20,990,954	2,493,174

ITEM 6:  EXHIBITS AND REPORTS ON FORM8-K

a)	Exhibit 31.1. Section 302 CEO Certification.
b)	Exhibit 31.2. Section 302 CFO Certification.
c)	Exhibit 32.1. CEO-CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No other applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANCHEZ COMPUTER ASSOCIATES, INC.

/s/ TODD A. PITTMAN
Todd A. Pittman
Senior Vice President and Chief Financial Officer

Date August 14, 2003