Form 10-Q
period 2003-09-30
SANCHEZ COMPUTER ASSOCIATES INC
filed 2003-11-14
CIK 1022926

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 26,921,551 outstanding shares of the issuer’s Common Stock, no par value.

SANCHEZ COMPUTER ASSOCIATES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Sanchez Computer Associates, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2003	2002
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,994	$32,717
Accounts receivables, less allowances ($325 and $979)	14,233	12,993
Contracts in process	3,742	4,851
Income tax refund receivable	2,380	1,619
Deferred income taxes	2,661	2,661
Prepaid and other current assets	2,617	2,812
Deferred expenses	10,723	8,343
Total current assets	64,350	65,996

Property and equipment
Equipment	18,544	16,532
Furniture and fixtures	2,663	2,674
Leasehold improvements	3,169	3,148
	24,376	22,354
Accumulated depreciation and amortization	(19,514)	(16,826)
Net property and equipment	4,862	5,528

Goodwill	22,142	23,896
Deferred expenses	5,183	11,496
Amortizable intangible assets, net	3,494	8,454
Deferred income taxes	2,895	2,895
Other non-current assets	2,536	2,832
Total assets	$105,462	$121,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,726	$3,771
Accrued expenses	7,007	9,617
Deferred revenue	24,867	22,804
Total current liabilities	36,600	36,192
Deferred revenue	6,990	18,150
Minority interest	190	209
Total liabilities	43,780	54,551

Shareholders’ equity
Common stock stated value of $.01 per share, 75,000 shares authorized, 26,918 and 26,689 shares issued and outstanding	269	267
Additional paid-in capital	49,371	48,794
Retained earnings	9,094	18,575
Accumulated comprehensive income (loss)	2,948	(1,090)
Total shareholders’ equity	61,682	66,546
Total liabilities and shareholders’ equity	$105,462	$121,097

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Products	$7,112	$4,132	$19,073	$10,813
Services	7,264	10,232	20,560	25,102
Processing	4,557	4,743	13,837	13,835
Software maintenance and other	5,015	4,546	15,295	12,689
Customer reimbursements	1,211	1,562	3,439	4,434
Total revenues	25,159	25,215	72,204	66,873

Operating expenses
Product development	5,666	4,483	16,120	11,377
Product support	1,629	1,652	4,903	4,417
Services	5,955	5,541	16,678	14,695
Processing	4,358	4,154	12,099	12,302
Sales and marketing	3,123	2,933	9,948	9,295
General, administrative and other	3,155	2,696	8,840	8,234
Customer reimbursement expense	1,211	1,562	3,439	4,434
Impairment charge	9,500	—	9,500	—
Restructuring charge	—	752	316	752
Total operating expenses	34,597	23,773	81,843	65,506

Earnings (loss) from operations	(9,438)	1,442	(9,639)	1,367
Interest income, net	67	147	219	889
Gain on investment	—	—	156	—
Foreign exchange income (loss)	12	134	(194)	134
Earnings (loss) before income taxes	(9,359)	1,723	(9,458)	2,390
Income tax provision	74	409	23	629
Net earnings (loss)	$(9,433)	$1,314	$(9,481)	$1,761

Basic and diluted earnings (loss) per share	$(0.35)	$0.05	$(0.35)	$0.07

Weighted-average common shares outstanding	26,893	26,503	26,816	26,202

Weighted-average common and dilutive shares outstanding	26,893	26,817	26,816	26,482

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net earnings (loss)	$(9,481)	$1,761
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities
Depreciation and amortization	3,633	3,709
Impairment charge	9,500	—
Changes in operating assets and liabilities
Accounts receivable	(1,059)	3,123
Contracts in process	1,112	(3,130)
Income tax refund receivable/payable	(1,003)	131
Prepaid and other current assets	822	(1,824)
Accounts payable and accrued expenses	(1,775)	(3,653)
Provision for doubtful accounts receivable	—	1,100
Deferred revenue	(8,970)	10,799
Deferred expenses	3,910	(2,600)
Other	(50)	—
Net cash provided (used) by operating activities	(3,361)	9,416

Cash flows from investing activities
Investments	(75)	(500)
Capital expenditures	(2,022)	(1,334)
Acquisition of Spectra, net of cash acquired of $1,849 and including transaction costs of $514	—	(25,671)
Net cash used by investing activities	(2,097)	(27,505)

Cash flows from financing activities
Exercise of stock options	180	37
Proceeds from the issuance of shares under the employee stock purchase plan	345	577
Net cash provided by financing activities	525	614

Net decrease in cash and cash equivalents	(4,933)	(17,475)
Effect of foreign exchange on cash	210	(77)
Cash and cash equivalents at beginning of period	32,717	40,955
Cash and cash equivalents at end of period	$27,994	$23,403

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$810	$716

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.

Notes to Unaudited Consolidated Financial Statements

(A.)                            Basis of Presentation

The accompanying consolidated financial statements of Sanchez Computer Associates, Inc. (Sanchez or the Company) include the accounts of all of the Company’s majority owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform with the current period presentation.  In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Consequently, these statements do not include all of the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K.  Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for additional disclosures, including a summary of the Company’s critical accounting policies, which have not changed since our latest Annual Report on Form 10-K as of December 31, 2002.  The consolidated results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results for the full year.

(B.)                            Geographic Segments

Revenue derived from customers in various geographic regions is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
U.S. and Caribbean	$12,930	$14,975	$36,451	$42,686
Canada	3,913	4,398	12,179	6,154
Europe	4,546	4,673	14,127	16,457
Other	3,770	1,169	9,447	1,576
Total	$25,159	$25,215	$72,204	$66,873

(C.)                            Business Segments

Previously, our segments included Sanchez’s software licensing business, the Sanchez Data Systems, Inc. (SDSI) outsourcing business and the Wealth Management Division, which was created following the Company’s acquisition of Spectra Securities Software, Inc. (Spectra) in July 2002.  Beginning with the first quarter of 2003, the Company organized into divisions and initiated segment reporting based on those divisions.  Sanchez’s new divisional segments are Banking Solutions, Wealth Management, Outsourcing, and Global Services.  In addition, a Corporate Support group was created to support these operating divisions.  The Company evaluates the performance of its segments and allocates resources to them accordingly.  Customer reimbursement revenue and expenses are the same amount and, therefore, have no net effect on operating earnings.  Customer reimbursement revenues and expenses are not allocated to the individual operating divisions.  The Company combines assets, liabilities and shareholders’ equity into one consolidated balance sheet and does not measure the performance of its divisions based upon balance sheet accounts.  It is not practical at this time to restate segment data for prior periods to conform to the Company’s new segment reporting.  We will continue to also present segment information under the previous format until comparative information about segments under the new format is available.  The tables below summarize the Company’s segments as they are currently measured as well as how they were previously reported in 2002.

The table below summarizes information about the new business segments (in thousands):

	Three months ended	Nine months ended
	September 30, 2003	September 30, 2003
Revenues
Banking Solutions	$10,312	$27,895
Wealth Management	2,367	8,026
Outsourcing	5,652	17,457
Global Services	5,617	15,387
Total segment revenue	23,948	68,765
Customer reimbursements	1,211	3,439
Total revenues	$25,159	$72,204

Earnings (loss) from operations
Banking Solutions	$2,671	$5,801
Wealth Management	(10,831)	(12,083)
Outsourcing	(944)	(1,564)
Global Services	(334)	(1,793)
Total loss from operations	$(9,438)	$(9,639)

The table below summarizes information about the business segments in the previous format (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues
Sanchez	$13,499	$8,606	$36,815	$26,934
SDSI	9,289	12,690	27,354	36,020
Wealth Management	2,371	3,919	8,035	3,919
Total Revenues	$25,159	$25,215	$72,204	$66,873

Earnings (loss) from operations
Sanchez	$473	$(833)	$94	$(1,553)
SDSI	(83)	2,097	875	2,742
Wealth Management	(9,828)	178	(10,608)	178
Total earnings (loss) from operations	$(9,438)	$1,442	$(9,639)	$1,367

	September 30,	December 31,
	2003	2002
Assets
Sanchez	$91,128	$97,438
SDSI	26,116	41,000
Wealth Management	26,994	38,655
Eliminations	(38,776)	(55,996)
Total assets	$105,462	$121,097

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Weighted-average shares outstanding	26,893	26,503	26,816	26,202
Dilutive effect of options	—	314	—	280
Total weighted average common and diluted shares outstanding	26,893	26,817	26,816	26,482

At September 30, 2003, total potentially dilutive common stock equivalents include options to purchase 6,664,668 shares of common stock.  As of September 30, 2002, total potentially dilutive common stock equivalents included options to purchase 6,130,824 shares of common stock.   All potentially dilutive common stock equivalents were excluded from the calculations of net loss per share for the three and nine months ended September 30, 2003, as their effect is anti-dilutive as a result of the net loss incurred for the periods.

(E.)                              Stock-Based Compensation

In December 2002, Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” was issued.  SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and, as such, have been incorporated below.  SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting For Stock Issued to Employees,” and related interpretations, and provide pro forma net earnings (loss) and earnings (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.  The Company continues to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures in accordance with the provisions of SFAS No. 123 and SFAS No. 148 to its stock option plans.  Had compensation cost for the Company’s stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company’s net earnings (loss) and basic and diluted net earnings (loss) per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

		Three months ended		Nine months ended
		September 30,		September 30,
		2003	2002	2003	2002
Net earnings (loss)	As reported	$(9,433)	$1,314	$(9,481)	$1,761
Deduct: Total stock-based employee compensation expense determined under the fair-value based methods for all awards, net of tax		(682)	(1,145)	(2,249)	(3,342)
	Pro forma	$(10,115)	$169	$(11,730)	$(1,581)

Basic and diluted earnings (loss) per share	As reported	$(0.35)	$0.05	$(0.35)	$0.07
	Pro forma	$(0.38)	$0.01	$(0.44)	$(0.06)

(F.)                              Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” the Company no longer amortizes goodwill but instead performs an annual test to determine if the Company’s goodwill is impaired.  During the third fiscal quarter of 2003, the Company performed its annual assessment of goodwill associated with its Wealth Management Reporting Unit (Reporting Unit).  The Company engaged an external valuation specialist to assist in this assessment.  The market approach was used to measure the fair value of the Reporting Unit.  This approach derives market multiples from recent transactions or offerings of companies with similar operations as the Reporting Unit.  Market multiples of publicly traded companies that were deemed comparable to the Company were also used in the analysis.  Based upon this analysis, the Company determined that the carrying value of the Reporting Unit exceeded its fair value.   The identification of an impairment necessitated the preparation of a SFAS No. 142, Level 2 analysis to quantify the amount of the goodwill impairment.  During this analysis, the Company determined that there also could be an impairment to certain amortizable intangible assets associated with the Reporting Unit, primarily the customer relationships and acquired technology.  As a result, the Company performed an impairment analysis of the long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result of this analysis, the Company determined that the carrying value of the Reporting Unit’s long-lived assets exceeded the undiscounted cash flows expected to be generated by such assets over their remaining useful life.  Accordingly, the Company recorded an impairment charge of approximately $5.5 million to write down the long-lived assets to their fair value.  The fair value of the long-lived assets was primarily determined using the income approach.  The income approach measures the value of an asset by calculating the present value of its future economic benefits.  These benefits can include revenues, cost savings, tax deductions, and proceeds from its disposition.  Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, trends within the industry, and risks associated with particular investments of similar type and quality as of the valuation date.  The Company then determined the fair value of the goodwill associated with the Reporting Unit in accordance with SFAS No. 142, resulting in an impairment charge related to goodwill of approximately $4.0 million.  The total impairment to goodwill and certain amortizable intangible assets of the Reporting Unit for the quarter ended September 30, 2003 was $9.5 million and appears on the Consolidated Statements of  Operations as Impairment charge.

Based on the carrying value of amortizable intangible assets as of September 30, 2003, remaining amortization is expected to be approximately $166,000 for the remainder of fiscal 2003, $589,000 in fiscal 2004, $515,000 in fiscal 2005 and $515,000 in fiscal 2006 and $1.7 million in years 2007 through 2012.

(G.)                            Recent Accounting Pronouncements

In January 2003, the Financial Accounting  Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  Interpretation No. 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003.  For those arrangements entered into prior to January 31, 2003, the Interpretation 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003.  The Company does not expect that the provisions of Interpretation No. 46 will have a material impact on the Company’s results of operations or financial position.

(H.)                            Related Party Transactions

On July 3, 2002, in connection with the acquisition of Spectra, the Company loaned Mr. John McLeod, President of the Company’s Wealth Management Division, approximately $314,000.  This loan is secured by a pledge of 100,000 shares of Sanchez common stock.  The loan contains an interest rate as prescribed by the Canadian Customs and Revenue Agency (Base Rate).  This rate is adjusted quarterly to the extent such Base Rate changes.  At September 30, 2003 the Base Rate was 4%.  The loan has a term of three years commencing July 3, 2002 with six semi-annual payments, the first of which was due on January 3, 2003.  In July 2003, Mr. McLeod made the second of his six semi-annual payments.

During 2001, the Company loaned $130,000 to Mr. Todd Pittman, the Company’s Chief Financial Officer, for the purchase of Company stock.  The three-year loan, for which Mr. Pittman is personally liable, is secured by the Company stock purchased by Mr. Pittman, and bears interest at a rate of 4.63% per annum.  Mr. Pittman had a balance, including interest, of approximately $118,000 as of September 30, 2003.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has adopted a policy not to grant any new loans or materially modify or extend any existing loans to officers or directors of the Company and the audit committee must review and approve any related party transactions involving officers or directors.

(I.)                                 Comprehensive Income

Comprehensive income (loss) consists of net earnings (loss), adjusted for other increases and decreases affecting shareholders’ equity that are excluded from the determination of net earnings (loss).  The calculation of comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net earnings (loss)	$(9,433)	$1,314	$(9,481)	$1,761
Cumulative translation adjustments	(197)	(1,095)	4,089	(1,095)
Unrealized loss on marketable securities	(23)	—	(23)	—
Comprehensive income (loss)	$(9,653)	$219	$(5,415)	$666

(J.)                              Subsequent Events

On October 17, 2003, the Company announced that it has begun implementing plans to reduce the Company’s cost base by approximately $8.0 million.  The cost reductions are targeted for completion by the end of the year.  The Company expects to achieve these cost savings primarily through a reduction in its workforce and broad-based salary reductions.  The Company expects to take a restructuring charge of approximately $1.3 million in the fourth quarter of 2003 related to such actions.

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

Sanchez Banking Solutions Division

The Banking Solutions Division develops and supports the Sanchez suite of integrated banking software products.  The division licenses these banking products to financial institutions to run in-house or alternatively, on an outsourced basis.  The Banking Solutions Division derives its revenues from licenses of software products, product enhancements and software maintenance fees, as well as from other miscellaneous fees.

Sanchez Wealth Management Division

The Wealth Management Division is responsible for the development, maintenance and services associated with Sanchez WealthwareTM.  Wealthware is an integrated wealth management software solution that helps financial institutions manage investor assets online.  Wealthware aggregates customer data to provide a single, customer-centric perspective and provides the desktop tools to analyze portfolios, make informed investment decisions and execute transactions.  The Wealth Management Division derives its revenues primarily from license, service and maintenance fees on its Wealth Management product.

Sanchez Outsourcing Division

Sanchez also uses its integrated banking platform as the basis for offering a complete outsourced direct banking solution called Sanchez e-PROFILE®. The Sanchez Outsourcing Division administers the Sanchez e-PROFILE solution by offering an integrated end-to-end operations and technology platform.  This outsourced platform enables institutions to offer comprehensive on-line financial services to their customers.  This solution integrates products and services from what the Company believes are the industry’s “best-in-class” vendors, including Sanchez products, and manages them under a single, outsourced operating umbrella.  The solution also provides the Company with a distribution channel for the suite of Sanchez products, related technologies and services.  At September 30, 2003, there were nine clients processing accounts at the Company’s data and operations service center.  The Outsourcing Division’s revenues are primarily generated from processing and services fees.

Sanchez Global Services Division

The Global Services Division provides project management, training, system implementation, solution integration, custom interfaces to third-party or in-house legacy applications, data conversion, integrated testing, custom software, custom output (reports, statements, notices), custom component application, localization, and version upgrade services to our banking customers.  While supporting the other operating units, the Global Services Division also markets its services directly to existing and prospective clients.

Revenue Generation

The Company’s divisions generate revenue by assessing fees on software products, services, processing and maintenance.  Fees assessed on software products include software license and product enhancement fees.  Typically, fees for software license contracts are paid in stages upon the completion of defined deliverables or certain dates.  For licenses sold for in-house solutions, i.e., operated by the institutions, the Company recognizes revenue from fees under either the percentage-of-completion contract accounting method, or where applicable, when the requirements of AICPA Statement of Position 97-2 “Software Revenue Recognition” are met.  Financial institutions selecting an outsourced banking solution can purchase product licenses upfront, or in lieu of upfront license fees, institutions can opt to spread the license and accompanying maintenance fees on a per account/per month basis over the life of the processing contract.  Assessment of per account/per month fees begins after the client goes live, i.e., client begins processing its customers’ accounts on the outsourced platform with the solution.  Software product fees and implementation fees generated from outsourced solutions, along with their associated costs, are largely deferred during the implementation phase of an outsourced project in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101).  Once an outsourced solution goes live, the deferred product and services revenue and costs are recognized over the expected life of the processing arrangement.  Other service revenue is generally recognized when the services are performed or on the percentage-of-completion method, depending on the contract terms and accounting for the other elements of the arrangement.  Processing fees consist primarily of monthly and account-based fees for servicing, as well as transaction fees associated with transaction volumes for a specified period.  Under the outsourcing model, when a client institution’s customer account base grows, and the institution exceeds the minimum account processing levels, outsourcing revenue can increase.  For both in-house and outsourced license contracts, maintenance fees are normally billed annually in advance and recognized as revenue ratably during the specified maintenance period.  The Company also recognizes reimbursable client expenses as revenue in accordance with Emerging Issues Task Force Issue No.  01-14, “Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14), which requires that the reimbursement received for out-of-pocket expenses be classified as revenues and not as cost reductions.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data:

	Three Months Ended		Nine Months Ended
Dollars in thousands	September 30,		September 30,
	2003	2002	2003	2002
Revenues
Products	$7,112	$4,132	$19,073	$10,813
Services	7,264	10,232	20,560	25,102
Processing	4,557	4,743	13,837	13,835
Software maintenance and other	5,015	4,546	15,295	12,689
Customer reimbursements	1,211	1,562	3,439	4,434
Total revenues	$25,159	$25,215	$72,204	$66,873

Percentage Relationship to Total Revenues
Revenues
Products	28.3%	16.4%	26.4%	16.2%
Services	28.9	40.6	28.5	37.5
Processing	18.1	18.8	19.2	20.7
Software maintenance and other	19.9	18.0	21.2	19.0
Customer reimbursements	4.8	6.2	4.7	6.6
Total revenues	100.0	100.0	100.0	100.0

Operating expenses
Product development	22.5	17.8	22.3	17.0
Product support	6.5	6.6	6.8	6.6
Services	23.7	22.0	23.1	22.0
Processing	17.3	16.4	16.7	18.4
Sales and marketing	12.4	11.6	13.8	13.9
General, administrative and other	12.5	10.7	12.2	12.3
Customer reimbursement expense	4.8	6.2	4.8	6.7
Impairment charge	37.8	—	13.2	—
Restructuring charge	—	3.0	0.4	1.1
Total operating expenses	137.5	94.3	113.3	98.0

Earnings (loss) from operations	(37.5)	5.7	(13.3)	2.0
Interest income, net	0.3	0.6	0.3	1.4
Gain on investment	—	—	0.2	—
Foreign exchange income (loss)	—	0.5	(0.3)	0.2
Earnings (loss) before income taxes	(37.2)	6.8	(13.1)	3.6
Income tax provision	0.3	1.6	—	1.0
Net earnings (loss)	(37.5)%	5.2%	(13.1)%	2.6%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

REVENUES

        Total revenues decreased by $56,000 in the third quarter of 2003 as compared to the third quarter of 2002.

        Product revenue increased by $3.0 million, or 72%, from the third quarter of 2002 to the third quarter of 2003.  Product revenues increased primarily as a result of license revenue that was recognized for projects currently being implemented with customers in Canada and Thailand.  In addition, the recognition of revenue from several license expansions from clients who are expanding their use of the Company’s software and the accretion of previously deferred product revenues from a significant U.S. outsourcing customer also contributed to the increase in product revenues.

        Service revenues decreased by $3.0 million, or 29%, in the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002.  Included in service revenues a year ago was the one-time settlement of $2.9 million from a receivable with a former client.  Other service revenues reported for the quarter were driven by two on-going implementation projects, as well as on-going projects within the Company’s installed banking and brokerage customer base and the accretion of previously deferred service revenues.

        Processing revenues decreased by $186,000, or 4%, in the third quarter of 2003 as compared to the third quarter of 2002.  The decrease in processing revenues is primarily reflective of the discontinuance of processing services from a client in the second quarter of 2003 and a reduction in services provided to another client during the past year.  These decreases were partially offset by the additional processing revenue generated as a result of a significant U.S. customer launching its offering earlier in the year.

        Software maintenance and other revenues increased by $469,000, or 10%, from the third quarter of 2002 to the third quarter of 2003.  The increase is attributable to maintenance fees from new clients and the maintenance fees associated with license expansions from existing clients.

        Customer reimbursement revenues decreased by $351,000, or 23%, in the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002.  The primary reason for the decrease can be attributed to less reimbursable expenses incurred as a result of fewer implementation projects in the third quarter of 2003 as compared to the third quarter of 2002.

OPERATING EXPENSES

        Product development expenses increased $1.2 million, or 26%, in the third quarter of 2003 compared to the same period in 2002, primarily due to the increased usage of external consulting resources.  Also contributing to the increase were higher compensation, benefit, occupancy and various allocated overhead costs.

        Product support expenses decreased $23,000, or 1%, in the third quarter of 2003 compared to the third quarter of 2002.  This decrease is primarily due to lower third-party maintenance costs as a result of the Company’s efforts to transfer certain maintenance work from third party resources to in-house resources.

        Service expenses increased by $414,000, or 8%, during the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002.  The primary reason for the increase in service expenses is due to less deferral of expenses related to the implementation of the outsourcing solution.  Service margins in the third quarter of 2003 were 18%, compared to 46% in the third quarter of 2002.  The primary reasons for the drop in service margins were lower utilization rates of internal resources and lower margins related to revenues from certain outsourcing clients that are being recognized over the estimated customer life when compared to the quarter ended September 30, 2002.

        Processing expenses increased $204,000, or 5%, in the third quarter of 2003 as compared to 2002.  This increase is partially attributable to an increase in internal resources working on our processing clients as well as the incremental costs associated with an additional client on the processing platform.  These increases were partially offset by lower third party processing fees as some clients reduced their services.

        Sales and marketing expenses increased by $190,000, or 6%, in the second quarter of 2003 compared to the same quarter in 2002.  Expenses were up primarily due to an increase in external marketing spending.

        General, administrative and other expenses increased by $459,000, or 17%, in the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002.  The increase includes higher compensation and benefits as well as higher insurance, recruitment, external legal and other professional fees.

        Customer reimbursement expenses decreased by $351,000, or 23%, in the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002.  The primary reason for the decrease can be attributed to less reimbursable expenses incurred as a result of fewer implementation projects in the third quarter of 2003 as compared to the third quarter of 2002.

        During the quarter ended September 30, 2003, the Company recorded an impairment charge of $9.5 million.  During the third quarter the Company performed an assessment of the goodwill associated with the Company’s Wealth Management Division.  The Company engaged an external valuation specialist to assist in this assessment.  Based upon this assessment, the Company determined that the carrying value of the Reporting Unit exceeded its fair value.  While performing the goodwill realizability analysis, the Company determined that there also was an impairment to certain amortizable intangible assets associated with the Reporting Unit, primarily the customer relationships and acquired technology, resulting in an impairment charge of approximately $5.5 million to write down the asset group to its fair value.  The Company then determined the fair value of the goodwill associated with the Reporting Unit in accordance with SFAS No. 142, resulting in an impairment charge related to goodwill of approximately $4.0 million.

OTHER INCOME, EXPENSE AND TAXES

        Interest income for the quarter ended September 30, 2003 decreased $80,000, or 54%, compared to the quarter ended September 30, 2002, primarily due to lower interest rates in 2003.

        The Company’s effective tax rate in the third quarter of 2003 was 1% of earnings compared to 24% in the third quarter of 2002.  The reason for the change is primarily due to the impairment charge related to the Wealth Management Reporting Unit, which is not deductible for income tax purposes and the recording of a valuation allowance against deferred taxes in Canada.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

REVENUES

        Total revenues increased by $5.3 million, or 8%, in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

        Product revenues increased by $8.3 million, or 76%, from the nine months ended September 30, 2002 to the nine months ended September 30, 2003.  The increase in product revenue is primarily attributable to the license revenue realized from two of the Company’s major implementation projects in Canada and Thailand.  In addition, the recognition of several license expansions from clients who are expanding their use of the Company’s software and the accretion of previously deferred product revenues from a significant U.S. customer also contributed to the increase in product revenues.  Also contributing to the increase in product revenues was the revenue associated with the acquisition of our Wealth Management Division in July 2002.

        Service revenues decreased by $4.5 million, or 18%, in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.  Included in service revenues during the nine months ended September 30, 2002 was $3.2 million in revenue related to a favorable arbitration ruling in respect to a dispute with 1stWebbankdirect.  Also during the first nine months of 2002, the Company settled an outstanding receivable with a former client and as a result recognized $2.9 million in related services revenues. Partially offsetting the decrease in service revenues was the revenue associated with the acquisition of our Wealth Management Division in July 2002.  Service revenues reported for the current year were driven by two on-going implementation projects, as well as on-going projects within the Company’s installed banking and brokerage customer base and the accretion of previously deferred service revenues.

        Processing revenues increased by $2,000 in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.  Processing revenues increased only slightly as a result of a majority of clients remaining within their monthly minimum processing volumes.  During the nine months ended September 30, 2003, Juniper Bank discontinued processing on the outsourcing platform.  The revenue generated from this client was immaterial for the nine months ended September 30, 2003.

        Software maintenance and other revenues increased $2.6 million, or 21%, from the nine months ended September 30, 2002 to the nine months ended September 30, 2003.  The increase can be primarily attributed to the commencement of maintenance for a significant U.S. customer in mid-2002, the start of maintenance at a client in Thailand as well as the one-time termination fee from a U.S. customer recognized in the nine months ended September 30, 2003.  Also contributing to the increase in maintenance and other revenues was the revenue associated with the acquisition of our Wealth Management Division in July 2002.

        Customer reimbursement revenues decreased $995,000, or 22%, in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.  The primary reason for the decrease can be attributed to less travel required for implementation projects in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

OPERATING EXPENSES

        Product development expenses increased $4.7 million, or 42%, in the first nine months of 2003 compared to the nine months ended September 30, 2002, primarily due to the costs associated with our Wealth Management Division, which was acquired in July 2002.  Contributing to the net increase was an increase in the net amortization of previously deferred license costs for clients using the outsourced solution in 2003 compared to 2002 as well as higher outside consulting expenses resulting from an increase in external resources.

        Product support expenses increased by $486,000, or 11%, for the nine months ended September 30, 2003, primarily due to the costs associated with our Wealth Management Division, which was acquired in July 2002.  Partially offsetting this increase was lower third party support fees as the Company has begun to handle more support matters with its own resources.

        Service expenses increased by $2.0 million, or 14%, during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.  The primary reason for the increase in service expenses is due to less deferral of expenses related to the implementation of the outsourcing solution as well as the costs associated with the Wealth Management Division.  Service margins for the nine months ended September 30, 2003, were 19%, compared to 42% in the nine months ended September 30, 2002.  The primary causes for the drop in the service margin were lower utilization rates of internal resources and lower margins related to certain outsourcing projects that are being recognized over the estimated customer life when compared to the same period ended September 30, 2002.

        Processing expenses decreased $203,000, or 2%, in the first nine months of 2003, as compared to the same period in 2002.  This decrease is attributable to lower third party processing fees and maintenance costs related to outside vendors.  The addition of the Wealth Management Division partially offset these reductions.  The gross margin relative to processing was 13% during the nine months ended September 30, 2003, as compared to 11% during the same period in 2002.

        Sales and marketing expenses increased by $653,000, or 7%, in the nine months ended September 30, 2003, compared to 2002.  This increase is primarily due to the addition of the Wealth Management Division expenses.  This was partially offset by lower commissions paid to third party partners as well as lower travel expenses.

        General, administrative and other expenses increased by $606,000, or 7%, in 2003 primarily due to the Wealth Management Division expenses.  These were partially offset by a decrease in bad debt and legal expense in the first nine months of 2003 compared to the same period in 2002.

        Customer reimbursement expense decreased $995,000, or 22%, in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.  The primary reason for the decrease can be attributed to less travel required for implementation projects in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

        During the nine months ended September 30, 2003, the Company recorded an impairment charge of $9.5 million.  During the third quarter the Company performed an assessment of the goodwill associated with the Company’s Wealth Management Division.  The Company engaged an external valuation specialist to assist in this assessment.  Based upon this assessment, the Company determined that the carrying value of the Reporting Unit exceeded its fair value.  While performing the goodwill realizability analysis, the Company determined that there also was an impairment to certain amortizable intangible assets associated with the Reporting Unit, primarily the customer relationships and acquired technology, resulting in an impairment charge of approximately $5.5 million to write down the asset group to its fair value.  The Company then determined the fair value of the goodwill associated with the Reporting Unit in accordance with SFAS No. 142, resulting in an impairment charge related to goodwill of approximately $4.0 million.

        During the nine months ended September 30, 2003, the Company incurred restructuring costs primarily related to its relocation of its European headquarters from Chester, U.K. to Amsterdam, the Netherlands.  Restructuring charges recorded in connection with these actions totaled approximately $316,000, which consisted primarily of severance related payments.

OTHER INCOME, EXPENSE AND TAXES

        Interest income for the nine months ended September 30, 2003, decreased $670,000 or 75% compared to the same period in 2002.  Interest income in 2002 included interest received related to the settlement of an outstanding receivable with a former client.  Also contributing to the decrease are lower interest rates in 2003 and lower cash reserves following the acquisition of Spectra Software in July 2002.

        During 2003’s first nine months, the Company recognized a net gain of $156,000 on the settlement of an investment in a partner company in Poland.

        The Company incurred a foreign exchange loss of $194,000 during the first nine months of 2003, primarily as a result of a weakening U.S. dollar against the Canadian dollar.  The Company’s foreign exchange exposure is primarily related to intercompany activity that was not designated as permanent in the first quarter of 2003.

        The Company’s effective tax rate in the first nine months of 2003 was 0% of earnings compared to 33% in the same period of 2002.  The reason for this decrease is primarily due to the impairment charge related to the Wealth Management Reporting Unit, which is not deductible for income tax purposes.

Liquidity and Capital Resources

Cash and cash equivalents were $28.0 million at September 30, 2003, a decrease of $4.7 million from December 31, 2002.  Cash used by operating activities for the nine months ended September 30, 2003, was $3.4 million compared to cash provided by operating activities of $9.4 million for the comparable 2002 period.  Contributing to the use of cash by operating activities was an increase in the net amortization of deferred revenues and expenses during the nine months ended September 30, 2003 compared to the same period in 2002.  This increase in net amortization is primarily attributable to fewer implementation projects related to outsourcing clients where associated revenues and direct costs were deferred.  During the first nine months of 2003, the Company used $2.0 million for the purchase of property and equipment, while financing activities contributed $525,000 of cash during the nine months ended September 30, 2003, principally from the proceeds from the employee stock purchase plan.

The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future and, at a minimum, through the next year.  Should the Company’s business expand more rapidly than expected, the Company has a line of credit of $20 million available for its use.  The Company’s line of credit is secured with the Company’s primary banker and has a term of three years which expires on July 2, 2006.  Outstanding amounts shall bear an interest rate per annum from one of the following two options; (1) a Base Rate option that is equal to the Bank’s prime rate or one quarter of one (.25) percentage point above the Federal Funds Rate, (2) a LIBOR Rate Option equal to the sum of (i) LIBOR plus (ii) 150 basis points (the “LIBOR-Based Rate”).  At the current time the Company has not drawn on this line of credit and has no debt outstanding.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  Interpretation No. 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003.  For those arrangements entered into prior to January 31, 2003, Interpretation No. 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003.  The Company does not expect that the provisions of Interpretation No. 46 will have a material impact on the Company’s results of operations or financial position.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents.  The Company does not have any derivative financial instruments in its portfolio.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  The Company does not expect any material loss with respect to its cash equivalents.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

The evaluation referred to above did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 14, 2003