Form 10-K
period 2003-12-31
SANCHEZ COMPUTER ASSOCIATES INC
filed 2004-03-15
CIK 1022926

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to
Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

  ☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Title of Each Class
Common Stock, no par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒      No ☐

The aggregate market value of shares of Common Stock held by non-affiliates (based on the closing price on NASDAQ) on June 30, 2003 was approximately $77.3 million.

The number of shares of registrant’s Common Stock outstanding as of March 1, 2004 was 27,039,979 shares.

Documents Incorporated by Reference

None

SANCHEZ COMPUTER ASSOCIATES, INC.

INDEX TO FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Item No.
Part I

1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

Part II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures

Part III

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services

Part IV

15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART I

Item 1.  Business.

Sanchez Computer Associates, Inc. (Sanchez or the Company) is publicly traded on the Nasdaq Stock Exchange under the symbol SCAI.  The Company is a global provider in developing and marketing scalable and integrated software and services that provide banking, customer integration, brokerage, wealth management and outsourcing solutions to approximately 400 financial institutions in 22 countries.  Sanchez’s corporate headquarters is located in Malvern, Pennsylvania.  The Company’s outsourcing data and operations service center is located in Seven Fields, Pennsylvania.  The Company’s Wealth Management Division is based in Toronto, Canada.  Sanchez also maintains services and sales offices in San Ramon, California; Sydney, Australia; Amsterdam, the Netherlands; and Warsaw, Poland. Beginning with the first quarter of 2003, Sanchez organized into divisions and initiated new segment reporting based on those divisions.  Sanchez’s divisional segments are Banking Solutions, Wealth Management, Outsourcing and Global Services.  Each division has individual profit and loss responsibilities.  Whether through products, methodologies, services, custom software enhancements or systems consulting engagements, each division’s mission is to significantly lower clients’ ongoing operations and technology costs, reduce their technology risk, and improve their enterprise customer management.  The divisions were created to provide the innovation and focus necessary to enable clients’ business plans to succeed.  In addition, it is believed the divisions will allow the Company to become more nimble and respond more quickly to a wider variety of client requirements and needs.

Recent Developments

The Company and Fidelity National Financial, Inc. (FNF) entered into an Agreement and Plan of Merger (the Merger Agreement), dated as of January 27, 2004 and restated as of March 4, 2004, by and among the Company, FNF, Fidelity Information Services, Inc., a wholly-owned subsidiary of FNF (FIS), Sunday Merger Corp., a wholly-owned subsidiary of FIS (Merger Corp.), and Sunday Merger, LLC, a wholly-owned subsidiary of FIS (Merger LLC).  Under the terms of the Merger Agreement, the Company will become a wholly-owned subsidiary of FIS pursuant to a two-step merger transaction (the Merger), as more particularly described in the Merger Agreement.

In connection with the Merger, all outstanding shares of Company common stock, no par value per share (the Company Common Stock), will be entitled to receive $6.50 per share, one-half of which will be paid in cash and one-half of which will be paid in shares of FNF common stock (the FNF Common Stock) at an exchange rate based on the average closing sales prices of FNF Common Stock on the New York Stock Exchange for the twenty consecutive trading days immediately preceding but not including the second trading day before the closing date of the merger, subject to adjustment under certain circumstances set forth in the Merger Agreement.  The Company’s shareholders will have the option to elect to receive any combination of cash and FNF Common Stock.  If the aggregate cash/stock mix is not 50%/50%, then the consideration received by each Company shareholder will be adjusted accordingly as set forth in the Merger Agreement to meet such aggregate ratio.  Any shareholder who desires to receive 50% FNF Common Stock and 50% cash will not have to make an election and will receive such consideration without any adjustment.

FNF has entered into voting agreements to support the transaction with Sanchez shareholders holding in excess of 40% of the common vote.  The transaction has been approved by the FNF Board of Directors and no separate FNF shareholder approval is required.  Consummation of the Merger is expected in the second quarter of 2004, subject to approval by Sanchez shareholders and customary regulatory and other conditions.

Sanchez’s Banking and Wealth Management Platforms

The Sanchez banking platform empowers financial institutions to accelerate business transformation and achieve a competitive advantage by lowering operating costs, reducing technology risks and improving customer management.  The Sanchez core banking platform has multi-currency and multi-language capabilities, and can scale to the retail and commercial requirements of the world’s largest banks.

An institution purchases a Sanchez banking solution by licensing one or more of Sanchez’s application software products.  Those products include: Sanchez Profile™, the core banking and transaction processing application; Sanchez Xpress™, an enterprise customer and transaction management system; Sanchez Webclient™, a Web-based, Internet consumer front-end processor; Sanchez WebCSR™, a browser-based customer and account servicing application used in an institution’s branches and call centers and Sanchez FMS™, the Financial Management System, which is an online, real-time cost center-based accounting system with complete multi-company and multi-currency support.  In addition, Sanchez offers Profile for Windows®, the 32-bit, Windows-based, graphical user interface designed as the front-end to Sanchez Profile’s core banking application, which is used by tellers, branch and call center personnel.  Sanchez CRM™, a Web-based customer relationship management system, is available as a stand-alone application or integrated with Sanchez’s banking platform.

Sanchez Wealthware™ is Sanchez’s wealth management product line, which was acquired in July 2002 through the acquisition of Spectra Securities Software of Toronto, Canada.  Sanchez Wealthware is a comprehensive, multi-channel wealth management solution that helps financial institutions manage investor assets online by providing a collaborative, holistic client-view of assets and holdings based on real-time information.  The product line includes aggregation and Information Management, AIMR-Compliant Portfolio Management, Market Data Management and Order Management with Straight Through Processing (STP) for equities, options, fixed income and mutual funds.

Application Product Overview — Sanchez Profile

Sanchez Profile is an online, customer-centric, multi-currency, multi-channel strategic core processing system for deposits and loans.  Profile is designed to support the needs of both retail and commercial financial institutions and is capable of delivering significant operational efficiencies as well as reductions in the operations and technology costs of the enterprise.  Profile is engineered for high speed and high volume transaction processing throughput, (published benchmarks support real-time transaction processing at a rate of 1,900TPS) providing full ACID (Atomic, Consistent, Isolated, Durable) properties as well as logical dual site operation functionality for true 24x365 database operation.  Profile is also designed to be platform and operating system independent.  Through the use of Sanchez Profile’s automatic code generation tools, provided by DATA-QWIK™, the financial institution’s business users can construct custom financial products, without writing any code.

Application Product Overview — Sanchez Xpress

Sanchez Xpress is an enterprise integration solution that provides customer and account aggregation, financial product distribution, and supports the real-time integration of all customer delivery channels to an institution’s internal and external product processing systems.  Sanchez Xpress provides a product distribution engine that manages and coordinates business processes and transactions across an institution’s internal and third-party product processing systems.  This capability also provides several services including messaging, application integration, transaction monitoring, directory services and authorization and authentication functions.  Sanchez Xpress is J2EE-compliant and also acts as message-oriented middleware in that the messaging components natively assume XML is used as a standard protocol and data description language.

Application Product Overview — Sanchez Webclient

Sanchez Webclient is a Web-enabled Internet banking application that provides an institution’s customers with a single access point to their financial information by creating a personalized financial services portal for consumer banking transactions and products.  Webclient integrates a financial institution’s retail customer’s financial products into a content rich Web site where the customer can view account information and perform transactions.

Sanchez Webclient provides a dynamic page-publishing framework that allows an institution to retain control over the appearance, navigational elements and content of the Web site.  Sanchez Webclient also works with third-party applications to drive content presentation (e.g., Sanchez Webclient supports download capabilities to popular personal finance packages such as Microsoft Money® and Quicken® ).  The software provides a mechanism for targeting banner ads and marketing messages, according to predefined customer information.  From this data, Sanchez Webclient applies user-defined business rules to influence the content presented to customers.  This functionality supports one-to-one marketing campaigns and allows for cross selling of different products, based on customer buying behaviors.  All customer information is fully protected in a secure environment.  For customer login security, Sanchez Webclient supports password as well as certificate authentication schemes.  Data encryption techniques are applied to ensure sensitive financial data is safeguarded.

The Webclient application is available as a direct connection to Sanchez Profile or on the Sanchez Xpress platform.  The application can take advantage of the advanced features of Sanchez Xpress including the Universal Customer System (UCS) for customer aggregation, events, alerts and correspondence management, security and authentication, customer prospecting and personalization.  It also utilizes the Sanchez Xpress financial product distribution facility to allow the institution to provide one-to-one customer product personalization and packaging, regardless of the host systems involved.

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

Wealth Management Application Products — Overview

Sanchez Wealthware™, an integrated enterprise wealth management solution, empowers financial institutions to effectively manage investor assets online and achieve a competitive advantage by lowering costs/improving ROI, reducing technology risks and improving customer service.  Wealthware automatically aggregates and loads customer data from multiple legacy systems and service providers to supply a single, customer-centric perspective.  Wealthware also provides the desktop tools to analyze portfolios, make informed investment decisions and execute transactions.  Sanchez Wealthware is available as separate modules and applications.  Each module can be implemented individually or integrated for a customized, seamless wealth management solution.  Sanchez Wealthware has multi-currency and multi-language capabilities, and can accommodate the wealth management requirements of financial service institutions with global transaction requirements.

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

Sanchez Portfolio

Sanchez has a 20 percent ownership stake in Croesus Finansoft (CF), a Canadian portfolio management software firm.  Sanchez has a non-exclusive agreement with CF to market and sell the product under the brand of Sanchez Portfolio.  Sanchez Portfolio provides full-featured integrated contact and portfolio management.  Advisors and clients access the thin-client solution over the Internet for AIMR-compliant performance, tax lots, modeling, asset allocation, householding, gain/loss, cash flow projections and “what-if” analysis.  Wireless access is also available with alerts on market data and client portfolios.

 Application Product Overview — Order Management

Sanchez Equities

Sanchez Equities provides full-featured order management for online, real-time equities and options trading.  Advisors use Sanchez Equities to request quotes and place and validate orders for the full breadth of exchange-tradable products including equities, options, rights, warrants, and debentures.  The browser-based front-end allows users to connect through the Internet, branch office, or intranet.  Compliance failures are reduced with pre-trade business rule validation including security restrictions, licensing and entitlement.  Inadmissible orders are routed to authorized users for review and online approval.  Acceptable orders are routed to exchanges and trading systems for execution.  Rules are configurable at the user level to enable or disable types of trades, set commissions or otherwise tailor the order management experience to the needs of the institution and client base.  Sanchez Equities maintains a complete audit trail of order changes and provides visibility of client orders through approval, routing, acknowledgement and confirmation.

Sanchez Bonds

Sanchez Bonds is a comprehensive solution for the retail distribution of fixed income securities.  The multi-functional, online application provides a real-time display of price and inventory information and is used by the fixed income trading desk, retail sales and investors.  The fixed income desk uses the trading module to manage inventory, trading rules and pricing.  Retail sales representatives and investors use the sales module to search inventories for securities, review pricing, yields and other bond information, place orders and monitor their order status.  The trading system includes a robust pricing engine capable of re-pricing thousands of line items in real-time to support large-scale operations.  It features real-time link interfaces to provide securities, inventories and pricing information in real-time from other trading systems to synchronize the retail to the wholesale market.  It offers single trade, block trading and laddering/portfolio capabilities.  As an order is placed, Sanchez Bonds immediately calculates price, commission, cost and yield.  Sanchez Bonds also validates order details to ensure that data has been entered correctly.  It can be implemented in a single- or multi-dealer environment to facilitate channel pricing.  The application serves the full breadth of fixed income securities including treasuries, municipals, strips, mortgage-backed securities, corporate and government bonds.

Sanchez Funds

Sanchez Funds is an automated, mutual fund trading application that provides straight-through processing from advisors and investors through to operations staff, FundSERV, mutual fund companies and shareholder management systems.  Sanchez Funds automates activities relating to buys, sells, exchanges, and internal transfers including changes and cancels on trade date.  Sanchez Funds edits orders in real-time.  If the order passes all edits, it is automatically sent to the appropriate fund company for processing.  Sanchez Funds delivers orders via NSCC and FundSERV connections or via optional direct links to the fund companies.  Sanchez Funds streamlines mutual fund order processing by updating back-office systems and automating the posting of dividends and other transactions.  Distribution to multiple channels, each with unique rules, commission structures and edits can be implemented quickly to reach more investors and offer more funds.  Sanchez Funds is NSCC and FETA approved and supports seg fund processing, non-financial updates, and Canadian, U.S., U.K., and European funds.  The Sanchez Funds product suite includes:

•                  Mutual Fund Activity — automates the posting of fund company-generated transactions to the back office (e.g., dividends and transfers).

•                  Mutual Fund Reconciliation — manages activity and reconciliation based on thresholds and filters.  The system runs unattended and facilitates on-line review of exceptions, out-of-balance situations, and other information.  This helps securities firms increase transaction processing while reducing costs and regulatory capital requirements.

•                  Standing Order — allows a financial institution to input and query standing orders (e.g., buying the same dollar amount of the same mutual fund every month) and will automatically generate the required transactions at the specified frequency.  Standing Order generates orders for Sanchez Funds (for standard mutual fund transactions) and EFT transactions (for moving the required or resulting cash between accounts).

•                  WRAP — manages fee-based model portfolios and mutual fund holdings that belong to these model portfolios.

Application Product Overview — Market Data Management

Sanchez Market Data

Market Data works with existing news and quote contracts to provide an open, vendor-neutral HTTP-XML API that extends the reach of real-time, reliable market data through the Internet.  In addition to quote services, Market Data provides a news database, a real-time alert engine for instant notification of news and quote changes, symbol lookup and rich option search capabilities.  Using the next generation of thin-client technology, Market Data extends the broker workplace onto wireless networks for anytime, anywhere access to real-time equity, option and index quotes and news.  Market Data supports stock watch lists, historical news, foreign exchange rates, complete option chains and more.  Integration with portfolio and order management systems facilitates “actionable alerts.”

Sanchez Mobile Broker

Sanchez Mobile Broker provides advisors with secure mobile access to reliable, real-time, market data integrated with client, account, and position information in a single consolidated view.  Sanchez Mobile Broker is driven with data from a firm’s own back office and works with existing news and quote contracts.  The next generation of thin-client technology extends the broker workplace onto wireless networks for anytime, anywhere access to real-time market data and portfolio information.  In addition to quote services, Mobile Broker provides a news database, a real-time alert engine for instant notification of news and quote changes, symbol lookup and rich option search capabilities.

Application Product Overview — Information Management

Sanchez Information Server

Wealth management solutions need to gather aggregated information about the accounts within a financial institution, their relationship to one another and the activity they produce.  Information Server is a robust, operational data warehouse offering links to established service providers such as ADP, IBM/ISM, National Financial, NSCC and FundSERV to provide a consolidated, customer-centric view of holdings. Information Server provides customer, account and position data to online trading applications and maintains current and historical position, trade, bookkeeping and account balance information.  Sanchez Information Server supports multiple sources of data, multiple currencies, multiple business models and provides hierarchical dimensions in the data to allow for ease of reporting.  The Sanchez Information Server product suite includes:

•                  Sanchez Correspondent Ledger — allows clearing firms to enhance relationships with correspondent clients by providing an accurate billing infrastructure to calculate balances and generate invoices.  Correspondent Ledger is flexible and accommodates various billing models and currencies.

•                  Sanchez Commission Ledger — provides accurate, timely, comprehensive payout information for advisor commission payout arrangements and detailed management reporting. Using a graphical user interface, users can easily create and manage multiple, complex, commission contracts.

•                  Sanchez Compliance Reporting — provides access to real-time data optimized for compliance querying and reporting. Instant access to historical account data enables compliance officers to identify trends and quickly flag unusual gains and losses. Unusual trading activity can also be exposed with the ability to conduct customizable searches of recent transactions based on a large number of criteria.

Outsourcing

Sanchez also uses its integrated banking platform as the basis for a comprehensive outsourced e-banking solution under the Sanchez e-PROFILE® brand.  Sanchez Data Systems Inc. (SDSI) provides an integrated end-to-end operations and technology platform that enables financial services companies to offer comprehensive on-line financial services to their customers.  SDSI, which includes the data center operations portion of the e-PROFILE outsourcing solution, is a wholly owned subsidiary of Sanchez.  The subsidiary began operations in 1999.  This solution integrates products and services from the industry’s “best-in-class” vendors, including Sanchez products, and manages them under a single, outsourced operating umbrella.  The Company believes the Sanchez e-PROFILE solution is the first vendor-developed solution that provides the ongoing technology, the operations and the pricing structures required to support an outsourced supply chain venue for on-line financial services.  The outsourcing solution also provides the Company with a distribution channel for the suite of Sanchez products, related technologies and services.

The Company expects to continue to add more large, branded institutions and continue to build its processing revenues from client institution customer account growth on the platform.  Service level agreement performance for timeliness and quality improved throughout 2003 and continued to exceed expectations, and is illustrative of SDSI’s commitment to provide high-quality outsourcing solutions to clients.  Several existing clients extended their processing agreements during 2003 for periods ranging between 12 and 24 months.

In addition to Sanchez products, the Sanchez e-PROFILE solution offers institutions a range of online financial capabilities including:

•        ATM network & card management

•        Account origination

•        Bank operations

•        Case management & workflow

•        Call center

•        Electronic bill payment

•        Email management

•        Imaging

•        Interactive voice response

•        Item processing/lockbox processing

•        Check production

•        Collection systems

•        Desktop integration

•        Document creation & fulfillment

•        Document archiving

•        OFAC screening

•        Anti money laundering

•        Credit cards

•        Credit decisioning

Revenue Generation & Recognition

The Company derives its revenues primarily from fees assessed on products, services, software maintenance, and processing as well as from other miscellaneous fees.

Sanchez products may be licensed to a customer to run on an in-house basis, or alternatively, one or more Sanchez products may be used to provide an integrated banking and technology platform that supports a complete, outsourced direct banking solution.  This outsourced solution is marketed under the Sanchez e-PROFILE brand and is operated by SDSI.  The solution provides an integrated, end-to-end bank operations and technology platform that enables financial services companies to offer comprehensive, on-line financial services to their customers.

Product fees include software license and product enhancement fees.  Service fees include client implementation-related services and consulting.  Processing fees consist primarily of monthly, account-based fees for account maintenance, monthly servicing and transaction fees associated with transaction volumes for a specified period.  Software maintenance and other fees primarily consist of revenue earned for ongoing software maintenance and support as well as rebillable expenses.

For Sanchez’s banking and wealth management software license contracts for use by the customer on an in-house basis, fees are typically paid in stages upon the completion of defined deliverables or upon specific dates.  The Company recognizes revenue from these fees using the percentage-of-completion contract accounting method, or where applicable, on a cash basis.  Service fees are generally recognized and billed monthly on a time and material basis.  Maintenance fees are normally billed annually in advance and recognized into revenue ratably during the specified maintenance period.

The Company’s outsourced business can generate revenues from product licenses, product enhancements, implementation-related services, license maintenance and processing.  Revenues generated from our outsourced customers during implementation are largely deferred during the implementation phase of an outsourced project in accordance with Staff Accounting Bulletin No. 104 (SAB No. 104) “Revenue Recognition in Financial Statements” which superceded Staff Accounting Bulletin No. 101.  Once an outsourced client begins processing its customers’ accounts on the outsourced platform, i.e., “goes live,” the deferred revenue and related costs are amortized over the expected life of the processing arrangement.  In addition, once the client is running on an outsourced solution, processing and transaction fees are assessed.  Under this model, once account volumes exceed a certain minimum level, as a client institution’s customer account base grows, Sanchez increases its revenue stream.  Sanchez outsourcing includes solutions for banking and wealth management.  Financial institutions selecting an outsourced solution either can purchase licenses for Sanchez products up-front, or in lieu of up-front license fees, institutions can opt to spread the license and accompanying maintenance fees on a per account/per month basis over the life of the processing contract.  Assessment of these fees begins after the client “goes live” with the solution.

Partners

The Company has established and maintains strategic alliance and partnering agreements with Hewlett-Packard (H-P, previously Compaq Computer Corporation); IBM Global Services; Sun® Microsystems; ComputerLand SA of Poland (ComputerLand); Sanchez Capital Services; Datawest Solutions; Deloitte Consulting; BearingPoint and Oracle.  The Company continues to establish strategic relationships with partners whom it believes will help deliver a comprehensive financial services solution to clients.  To this end, the Company continues to leverage its third-party relationships to engage in joint marketing and project implementation activities.

Sanchez Capital Services is an investee company accounted for under the cost method, which has certain distribution rights to Sanchez products in India and portions of the Middle East.  Sanchez believes its alliance program facilitates its market expansion in these target markets.  Sanchez Capital Services also provides programming resources for the Company.

In September 2002, Sanchez announced that it was working with its partner, TNIS, to replace the legacy operational systems for Krung Thai Bank Pcl (KTB), Thailand’s largest retail bank.  TNIS’s core business is systems integration — covering a wide range of services from IT consultation, software development and customization, to hardware configuration, implementation, training and service independent of manufacturers.  TNIS is based in Thailand.

Financial Services Market Overview

There are a myriad of factors at play in the financial services market, however, this overview focuses on trends with a direct impact on the Company’s business.  Equally, there are significant differences in the dynamics of mature markets such as Western Europe and North America and emerging markets such as Russia, Thailand and China.  This overview addresses what the Company believes are the commonalities and differences between these two types of markets.

In the mature markets, generally constrained Information Technology (IT) budgets are forcing Chief Information Officers to demonstrate early return on investment (ROI) and there is a clear trend towards the commercial and technology sides of the business working in partnership to ensure IT spending brings real and near-term benefits to the enterprise and delivers increased share of wallet.  The Company sees a continued trend towards IT spending that will result in a meaningful and sustainable reduction in operations and technology costs as well as continued efforts to support a single view of the customer across the financial services enterprise.

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

With the demise of the day trading frenzy of the late 1990s and the emergence of a mass affluent sector driven by the baby boomers, both banks and brokerages are seeing the need for comprehensive wealth management solutions.  There is a drive towards the provision of on-line advice and other fee-based services as well as a strategic move to deliver integrated banking and wealth management services.

In combination, these market demands will require the deployment of feature-rich middleware solutions, modern, real-time core processing systems in the back office and integrated wealth management solutions.  The Company’s middleware solution is designed to deliver enterprise customer and channel integration while the core-processing platform is capable of supporting the needs of the world’s largest financial services institutions.  Additionally the Company’s acquisition of a wealth management company in 2002 affords the opportunity to provide integrated banking and wealth management solutions.

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

Sanchez Services

The Company derives significant revenues from its services.  Services revenues have historically originated from Sanchez’s license application model and its outsourcing model and are supplied using either a time-and-material or fixed-price basis.

Project services include project management, training (both standard and customized), system implementation, solution integration, custom interfaces to third-party or in-house legacy applications, data conversion, integrated testing, custom software, custom output (reports, statements, notices), custom component application, localization, and version upgrade services.  Trained financial service industry professionals deliver Sanchez services.  They work at client locations as well as remotely and follow a published methodology employing proven project management and measurement techniques.  For institutions implementing Sanchez solutions in-house, project services are provided during the initial implementation of Sanchez products and also as contracted for by clients after conversion to Sanchez products.  Service revenues from an in-house implementation vary, but can range from $250,000 to more than $5 million for an individual project.  Typically, an in-house implementation for a top-tier institution involves moving a large volume of customer data from existing systems onto the Sanchez platform.  In these cases, service revenues are higher when compared against implementing a de novo solution where little or no data conversion work is required.  Project services from an in-house implementation also generate revenues from project management, training and custom interface work.  When an institution replaces its in-house, legacy transaction processing system with a Sanchez solution, data conversion and custom system interface projects typically are delivered in six to twelve months.  Other project services delivered during the implementation period can include conversion, localization and software customization.  Execution support is provided from several regional locations.  Education and consulting services are based in Malvern.

Service revenues from an outsourcing project vary by the size and scope of the implementation, but typically range from $1 million to more than $5 million per project.  An outsourcing project typically involves creating an Internet bank and does not involve replacing a legacy system.  Services associated with this type of project include project management implementation services, some data conversion, multiple system interfaces and integrated systems testing.  An institution can implement an outsourcing solution in as few as 120 days if the standard outsourcing solution and product offering are implemented.  The Company has found, however, that institutions frequently want to differentiate their direct and Internet bank offerings from the start.

As part of the Company’s continued strategic focus on the European region, Sanchez opened its European headquarters in Amsterdam in October 2002.  The office serves the Company’s European customers in the region.  The Company has continued to build its presence in Amsterdam and generate new sources of revenue.

Client Maintenance Service

The major portion of the worldwide customer service and support is delivered from the Company’s Malvern, Pennsylvania headquarters and the Toronto, Canada location.  The Company’s Client Engineering Group is responsible for help desk, research, systems operations, software defect resolution, and application quality assurance.  A client engineering team consists of research, quality assurance and programming personnel.  Regional servicing hubs include Pittsburgh, Pa.; Malvern, Pa.; Amsterdam, the Netherlands; Warsaw, Poland; and Toronto, Canada.  A team works together to ensure the customer issue is understood and addressed accordingly.  Each institution is assigned to a specific client engineering team to handle day-to-day issues.  Larger clients are also assigned an account manager.  The Company believes that service response considerations play a major role in an institution’s selection of banking software products.  To respond to this need, the Company continues to enhance its ability to deliver localized customer support and installation capability worldwide, either directly or through third-party partners.  The Company provides local support services to clients in Poland through a partnership with ComputerLand, in Asia through a partnership with OpenSys, as well as in India through Sanchez Capital Services.

For outsourcing clients, customer service is primarily supported through SDSI’s data and operations center located in Seven Fields, Pennsylvania.  The data and operations center is responsible for providing support services to clients from implementation through production.  These services include project management and implementation support, technical support for data operations and network issues, programming and testing, and Sanchez product application support and support for vendor integration services.  In addition to those services, the bank operations departments provide call center support, maintenance and item exception handling.

Sales and Marketing

The Sanchez Global Sales department is the primary sales channel for licensing the Company’s products and solutions.  Account relationship managers and Sanchez Global Services pursue service opportunities with existing client institutions.  The Company’s executive management team is also leveraged to increase sales opportunities across all business lines.  In addition, the Company leverages the strength of the distribution network of its various partners to extend its global reach.

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

Retail legacy system replacement solutions — e.g., an institution needs to replace its legacy processing environment with a modern, integrated core banking platform.  This is a traditional market for Sanchez.  Sanchez expects the opportunity for core replacement solutions to be strongest in emerging world markets such as in the former Soviet republics, Eastern Europe and in Asia.  Sanchez looks to sell solutions in these markets through partnerships established with local IT and financial services companies.

Customer enterprise integration solutions — e.g., an institution has a need to integrate its product and service delivery channels with multiple back-office processing systems based on a single, customer-centered platform.  With a solution featuring Sanchez Xpress, institutions tie the entire financial enterprise together through the institution’s relationship with its customers.

Outsourcing solutions — e.g., a non-bank financial institution moves into banking and requires a complete bank operations and technology infrastructure.  This is the Sanchez e-PROFILE outsourcing solution offered by SDSI.  A Sanchez solution sale into this market segment would include most, if not all of the Sanchez integrated banking platform as well as offerings from other “best-in-class”, third-party vendors with whom the Company has established partnerships.

Wealth management solutions — e.g., front-end servicing solutions for equities, options, fixed-income and mutual fund securities, and wrap account processing for brokerages, bankers and insurance agents.  To complement and broaden the Company’s integrated line of banking products, Sanchez acquired Spectra Securities Software, of Toronto, Canada, in July 2002.  With the acquisition, the Company added Spectra’s Wealthware brand of full-functioned, multi-channel wealth management applications.  Sanchez intends to provide an integrated banking and brokerage platform for the industry’s growing global requirements for wealth management.  To date, the majority of the Company’s wealth management solutions have been sold in Canada.

Pricing Strategy

The Company sells software licenses for its products, offers an initial five-year maintenance and support agreement on licenses sold, sells processing contracts for outsourcing, and sells a variety of professional services on both a time-and-materials and a fixed-priced basis.

The Company licenses its core processing (Sanchez Profile) and middleware (Sanchez Xpress) software products on an account-based pricing model, which can accommodate licenses for one or more production/processing sites.  Based on the total number of accounts required, an institution purchases a license for these products.  Profile for Windows, the Company’s Windows-based front-end servicing product is licensed based on the number of LAN servers and individual workstations required.  The Company’s Web-based, bank front-end servicing products for customer service and teller operations in a branch or call center environment (Sanchez WebCSR and future Sanchez Webteller) are licensed on a per-user basis with discounts provided for licensing both products.  The Company’s Internet banking consumer interface (Sanchez Webclient) is based on the number of customers registered with the bank’s on-line service.  The Company also licenses its set of Profile Application Tools on an application-per-site basis or a bundle-per-site basis.  The Company’s products are sold directly to institutions

and operated in-house or they can be sold on an outsourced basis   The Company’s annual maintenance is billed as a percentage of licensed products.

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

Engineering

The Company believes that it must constantly evolve and enhance both the functional scope and technical foundation of its products to remain competitive.  To accomplish this, the Company has historically incurred significant expenses related to development activities and may increase this investment in the future.  During 2003, the Company extended its utilization of offshore development resources for routine software development activities and testing.

Engineering, which is formally housed within the Company’s Banking Solutions Division (BSD) and Wealth Management, follows a formal software development life cycle process and as a result, BSD Engineering Group achieved the Level 3 rating of the Software Capability Maturity Model® (CMM), developed by Carnegie Mellon University’s Software Engineering Institute (SEI) during 2002 for its banking application products.  In support of this process, the Company has developed and acquired products that assist it in defining, planning, tracking, measuring and managing the development process.  The Company realizes that large software projects can incur substantial cost, schedule and technical risk.  The BSD Client Engineering Group provides Sanchez banking application development, technology and platform development, productivity and tools development, maintenance programming, documentation, quality assurance, and application deployment directly for Sanchez clients.  The Product Engineering Group and the Product Management Group, within the BSD is responsible for defining plans for new product versions, developing Sanchez product application enhancements, defining technology and platform layer enhancements to product architecture, evaluating and implementing operating system ports, programming languages, database systems, and development and productivity tools.  After Product Engineering successfully implements a new technology component under an existing application component, it is responsible for propagating the technology to the Client Engineering Group.  The Company’s Wealth Management Division, in support of the Company’s wealth management software applications, performs similar engineering functions.

Employees

As of December 31, 2003, Sanchez employed approximately 560 full-time employees.  Sanchez employees are not represented by any collective bargaining agreements and the Company has not experienced a work stoppage.  In 2003, the Company continued to develop its off-shore development effort, and expects to expand this effort during 2004.  In addition to full-time employees, the Company has historically utilized the services of various independent contractors and third-party vendors, primarily for overseas implementation projects and certain product development efforts.

Competition

For banking application software solutions, the Company’s primary competitors are the in-house development staffs of the world’s largest financial institutions.  Other competitors are third-party developers and include Fidelity National Financial, Fiserv, Accenture and Alnova Technologies Corporation, Computer Sciences Corp. (CSC), Misys International Banking Systems, Temenos, i-Flex Solutions, SAP, Kirchman Corporation, Metavante, Jack Henry, Aurum Technology, Open Solutions Inc., London Bridge International, and Unisys.  Competing with Sanchez in the direct and Internet segment of the financial services market are many of the same vendors listed above plus S1 Corporation, Corillian, Sybase (Financial Fusion), InteliData, Digital Insight and Online Resources Corporation.  For wealth management solutions, the Company’s primary competitors include Advent, x.eye, and Fincentric.

Code of Conduct

The Sarbanes-Oxley Act of 2002 requires public companies to disclose whether they have adopted a Code of Ethics (Code).  Sanchez has published a Code for all its officers, directors, employees and independent consultants.  The Code promotes honest and ethical conduct, and addresses issues such as conflicts of interest, use of Company assets and violations of law.   The Code is published on the Company’s Web site at www.sanchez.com.

Investment Consideration

Forward-looking Statements May Prove Inaccurate

This Report and other Sanchez communications contain forward-looking statements that are subject to risks and uncertainties that may change at any time and differ from actual results.  Forward-looking statements include information about possible or assumed future financial results of Sanchez and usually contain words such as “believes,” “intends,” “expects,” “anticipates” or similar expressions.  Sanchez derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions.  While Sanchez believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, such as:

• the effect of general economic and market conditions on processing levels and software and services buying decisions;

• the timing and magnitude of product and services sales;

• the timing and scope of technological advances;

• the integration and performance of Spectra Securities Software, Inc., which was acquired in 2002, and that of future acquisitions,

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

Risk Factors

Consider carefully the risks described below before making any investment decision regarding Sanchez.  The risks and uncertainties described below are not the only ones facing Sanchez.  Additional risks and uncertainties not presently known to Sanchez or that Sanchez currently deems immaterial may also impair Sanchez’s business operations.  If any of the events that create the following risks occur, Sanchez’s business, financial condition or results of future operations could be materially adversely affected.  In such case, the trading price of Sanchez’s common stock could decline, and an investor in Sanchez common stock may lose all or part of their investment.

FNF has proposed to acquire Sanchez.  If such acquisition is unsuccessful, Sanchez’s business and financial results may suffer.

Although the Company executed a definitive merger agreement with FNF, the consummation of the merger is subject to various closing conditions, including approval by the shareholders of Sanchez and regulatory approval. It is possible that the merger may not be completed in the stated timeframe or at all.  If the proposed merger is not completed or is delayed, the Company’s business may suffer for a number of reasons including, but not limited to, other opportunities foregone while the transaction was pending, additional costs incurred in support of the proposed merger, loss of employees due to uncertainty surrounding the acquisition and a reduction in our cash balances.  Even if the proposed merger is completed, we may fail to realize the anticipated benefits of the merger.

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

• ongoing developments in patent law and the increasing number of software patents granted may make it more difficult or costly for Sanchez to add or retain important features in its products and services; and

• to the extent that Sanchez’s products and services involve the storage and transmission of confidential information, security breaches could expose Sanchez to a risk of loss and possible liability; and

• the Company’s ability to protect its proprietary services and software.  The Company relies upon a combination of copyright, trademark and trade secret law, confidentiality restrictions in contracts with employees, customers and others and software security measures.

Sanchez’s growth strategy depends in part on completing acquisitions.  If Sanchez is unable to acquire businesses on favorable terms or successfully integrate and manage the businesses acquired, Sanchez’s business and financial results may suffer.

Sanchez growth strategy is subject to a number of risks that could adversely affect Sanchez’s business and financial results, including:

• Sanchez may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms;

• Sanchez may have to borrow money or raise money in the debt or equity markets to finance future acquisitions; and

• changes in accounting, tax, securities or other regulations may make it more difficult or costly for Sanchez to complete acquisitions.

The businesses acquired by Sanchez, including the acquisition of Spectra Securities Software, Inc., may perform worse than expected or may be more difficult to integrate and manage than expected.  If that happens, Sanchez’s business and financial results may suffer for a number of reasons, including:

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

Wireless Application Protocol (WAP)

An industry wide standard for developing applications over wireless communication networks.  The WAP Forum, originally founded by Ericsson, Motorola, Nokia, and Unwired PlanetWML, was formed to create the global wireless protocol specification that works across differing wireless network technology types, for adoption by appropriate industry standards bodies.

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

Item 2.  Properties.

The Company’s headquarters and principal administrative, sales and marketing, and application development operations are located in approximately 72,000 square feet of leased space in Malvern, Pennsylvania.  In April 2003, the Company signed an 11 year lease with its existing landlord in Malvern to move into a newly constructed office building.  The Company expects to move into this new facility in the summer of 2004, at which time all other existing lease arrangements with this landlord will expire.  The Company runs its international operations from an office in Amsterdam in The Netherlands.  The Company’s operations center is located outside of Pittsburgh, Pennsylvania in approximately 31,000 square feet of leased space, which expires in 2004.  The Company also leases office space in Warsaw, Poland; Toronto, Canada; Sydney, Australia and Singapore.  The Company anticipates that it will be able to continue to obtain suitable space as needed.

Item 3.  Legal Proceedings.

In the opinion of management there are no claims or actions against the Company the ultimate disposition of which will have a material adverse effect on the Company’s results of operations or consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

Executive Officers of the Registrant.

The executive officers of the Company are as follows:

Name	Age	Position

Michael A. Sanchez	46	Chairman of the Board of Directors

Frank R. Sanchez	47	Chief Executive Officer and Director

Joseph F. Waterman	52	President, Chief Operating Officer and Director

James Goodwin	60	President, Sanchez Global Services

Michael D. S. Harris	43	President, Banking Solutions

John McLeod	50	President, Wealth Management Division

Eric Panepinto	39	President, Sanchez Data Systems, Inc.

Todd A. Pittman	36	Senior Vice President, Chief Financial Officer

Marcia E. Heister	47	Senior Vice President, Secretary and General Counsel

Michael A. Sanchez began his entrepreneurial career more than 24 years ago when he founded Sanchez Computer Associates in 1979.  He served as both chairman of the board and as the Company’s chief executive officer, a post he held until April 1997.  He continues today as board chairman and remains instrumental in building successful business partnerships with leading systems integration and financial services companies worldwide.  Under his leadership, the Company has become a global developer, distributor and marketer of financial services software.  Mr. Sanchez guided the Company through its initial public offering in December 1996, and played a pivotal role in the Company’s global expansion in the early 1990s.  Mr. Sanchez also served as chief executive officer of e-PROFILE, Inc., the Company’s outsourcing division now called SDSI, where he was responsible for that division’s initial organizational growth and development.  Michael Sanchez is the brother of Frank Sanchez.

Frank R. Sanchez has been the chief executive officer since April 1999 and previously was president and chief operating officer of the Company since 1994.  In his capacity as CEO, Mr. Sanchez is responsible for the overall strategic direction and performance of the Company.  Mr. Sanchez also oversees a senior management team that directs the Company’s four principal divisions – Banking Solutions, Wealth Management, Outsourcing and Global Services.  He was the principal architect of the Company’s integrated banking solutions and continues to be responsible for providing the overall direction of the product suite and technical strategy.  From 1980 until 1994, Mr. Sanchez was executive vice president in charge of technology and product development.  Mr. Sanchez is a director of Transaction Systems Architects Inc.  Frank Sanchez is the brother of Michael Sanchez.

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

James Goodwin joined Sanchez as senior vice president for Services in May 2002.  He became president of the Company’s Global Services division in January 2003, and is responsible for worldwide delivery of quality services to the Company’s customers.  Mr. Goodwin honed his extensive management skills in the IT services arena at PricewaterhouseCoopers LLP (PwC) from 1994 through 2001, where he was a partner in the Banking/Management Consulting Services Group.  As one of PwC’s financial services e-business leaders, Mr. Goodwin led the effort in assisting global financial service companies in defining their Internet business strategies and providing subsequent implementation support. Prior to joining PwC, Mr. Goodwin was an associate partner with Anderson Consulting LLP (1988-94); vice president, Systems Development at Burlington Northern (1986-87); and a director with Time Inc. (1969-86).  In 2001, Mr. Goodwin also served as the global head of operations and technology for Patagon.com, a Latin American direct banking and wealth management initiative.

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

Todd A. Pittman joined the Company in December 2000 as a senior vice president and chief financial officer.  He directs the day to day financial and investor relations functions for the Company.  Previously, Mr. Pittman was the chief financial officer for Integrion Financial Network, where he directed all financial activities, including business planning, accounting, financial management, human resources, pricing, and shareholder relations.  Prior to Integrion, Mr. Pittman worked for Coopers and Lybrand Consulting in their consulting practice and at Arthur Andersen in their audit practice.  Mr. Pittman is a certified public accountant.

Marcia E. Heister joined the Company in July 2003 as senior vice president, secretary and general counsel.  She directs all legal, regulatory and compliance functions for the Company.  Previously, Ms. Heister was senior vice president and first general counsel for Concord EFS, Inc., and executive vice president, general counsel and secretary for Electronic Payment Services, Inc.

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

	High	Low
Fiscal Year 2002:
First Quarter	$8.83	$5.25
Second Quarter	7.26	4.37
Third Quarter	4.52	1.80
Fourth Quarter	4.08	1.71
Fiscal Year 2003:
First Quarter	$4.85	$2.75
Second Quarter	6.10	4.05
Third Quarter	6.00	3.35
Fourth Quarter	4.36	3.42

As of March 1, 2004 the Company had outstanding 27,039,979 shares of common stock held by approximately 7,200 shareholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Item 6.  Selected Financial Data

The statement of operations and balance sheet data presented below have been derived from the Company’s audited consolidated financial statements.  The unaudited backlog data is derived from the Company’s contracted product, service and maintenance agreements as well as minimum processing commitments from the Company’s outsourcing clients.  The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	2003 (a)	2002 (b)	2001	2000	1999
	In Thousands, Except Per Share Data

Statement of Operations Data:
Revenues	$96,404	$93,018	$93,719	$74,500	$59,681
Earnings (loss) before income taxes	(10,972)	5,543	5,559	(8,805)	7,440
Net earnings (loss)	(10,236)	3,874	3,879	(6,072)	5,171
Basic earnings (loss) per share	(0.38)	0.15	0.15	(0.24)	0.22
Diluted earnings (loss) per share	(0.38)	0.15	0.15	(0.24)	0.20
Weighted-average common shares outstanding	26,843	26,312	25,707	24,912	23,911
Weighted-average common and diluted shares outstanding	26,843	26,654	26,324	24,912	26,062

Balance Sheet Data:
Cash and cash equivalents	$28,539	$31,572	$40,955	$39,890	$25,404
Working capital	24,549	28,185	50,301	45,268	35,541
Total assets	101,738	121,097	100,613	97,093	56,400
Long-term debt, including current portion	—	—	—	—	83
Total shareholders’ equity	61,992	66,546	60,130	55,352	45,438

Backlog:
Products and services	$24,830	$43,110	$25,908	$28,336	$6,207
Maintenance	37,109	40,749	28,371	18,795	25,490
Minimum processing commitments	11,106	12,754	12,572	10,580	116
Total backlog	$73,045	$96,613	$66,851	$57,711	$31,813

(a)     Loss from operations for the year ended December 31, 2003 includes a $9.5 million impairment change related to the Wealth Management Divisions goodwill and intangible assets.

(b)     Includes the results of operations of Spectra Securities Software, Inc.  From July 3, 2002, the date of acquisition, through December 31, 2002.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sanchez Computer Associates, Inc. (Sanchez or the Company) is publicly traded on the Nasdaq Stock Exchange under the symbol SCAI.  The Company is a global provider in developing and marketing scalable and integrated software and services that provide banking, customer integration, brokerage, wealth management and outsourcing solutions to approximately 400 financial institutions in 22 countries.  Sanchez’s corporate headquarters is located in Malvern, Pennsylvania.  The Company’s outsourcing data and operations service center is located in Seven Fields, Pennsylvania.  The Company’s Wealth Management Division is based in Toronto, Canada.  Sanchez also maintains services and sales offices in San Ramon, California; Sydney, Australia; Amsterdam, the Netherlands; and Warsaw, Poland. Beginning with the first quarter of 2003, Sanchez organized into divisions and initiated new segment reporting based on those divisions.  Sanchez’s divisional segments are Banking Solutions, Wealth Management, Outsourcing and Global Services.  Each division has individual profit and loss responsibilities.  Whether through products, methodologies, services, custom software enhancements or systems consulting engagements, each division’s mission is to significantly lower clients’ ongoing operations and technology costs, reduce their technology risk, and improve their enterprise customer management.  The divisions were created to provide the innovation and focus necessary to enable clients’ business plans to succeed.  In addition, the Company believes the divisions will allow the Company to become more nimble and respond more quickly to a wider variety of client requirements and needs.

The Sanchez banking platform empowers financial institutions to accelerate business transformation and achieve a competitive advantage by lowering operating costs, reducing technology risks and improving customer management.  The Sanchez core banking platform has multi-currency and multi-language capabilities, and can scale to the retail and commercial requirements of the world’s largest banks.

An institution purchases a Sanchez banking solution by licensing one or more of Sanchez’s application software products.  Those products include: Sanchez Profile™, the core banking and transaction processing application; Sanchez Xpress™, an enterprise customer and transaction management system; Sanchez Webclient™, a Web-based, Internet consumer front-end processor; Sanchez WebCSR™, a browser-based customer and account servicing application used in an institution’s branches and call centers and Sanchez FMS™, the Financial Management System, which is an online, real-time cost center-based accounting system with complete multi-company and multi-currency support.  In addition, Sanchez offers Profile for Windows®, the 32-bit, Windows-based, graphical user interface designed as the front-end to Sanchez Profile’s core banking application, which is used by tellers, branch and call center personnel.  Sanchez CRM™, a Web-based customer relationship management system, is available as a stand-alone application or integrated with Sanchez’s banking platform.

Sanchez Wealthware™ is Sanchez’s wealth management product line, which was acquired in July 2002 through the acquisition of Spectra Securities Software of Toronto, Canada.  Sanchez Wealthware is a comprehensive, multi-channel wealth management solution that helps financial institutions manage investor assets online by providing a collaborative, holistic client-view of assets and holdings based on real-time information.  The product line includes aggregation and Information Management, AIMR-Compliant Portfolio Management, Market Data Management and Order Management with Straight Through Processing (STP) for equities, options, fixed income and mutual funds.

Sanchez also uses its integrated banking platform as the basis for a comprehensive outsourced e-banking solution under the Sanchez e-PROFILE® brand.  Sanchez Data Systems Inc. (SDSI) provides an integrated end-to-end operations and technology platform that enables financial services companies to offer comprehensive on-line financial services to their customers.  SDSI, which includes the data center operations portion of the e-PROFILE outsourcing solution, is a wholly owned subsidiary of Sanchez.  The subsidiary began operations in 1999.  This solution integrates products and services from the industry’s “best-in-class” vendors, including Sanchez products, and manages them under a single, outsourced operating umbrella.  The Company believes the Sanchez e-PROFILE solution is the first vendor-developed solution that provides the ongoing technology, the operations and the pricing structures required to support an outsourced supply chain venue for on-line financial services.  The outsourcing solution also provides the Company with a distribution channel for the suite of Sanchez products, related technologies and services.

The Company derives significant revenues from its services.  Services revenues have historically originated from Sanchez’s license application model and its outsourcing model and are supplied under either a time-and-material or fixed-price basis.

Project services include project management, training (both standard and customized), system implementation, solution integration, custom interfaces to third-party or in-house legacy applications, data conversion, integrated testing, custom software, custom output (reports, statements, notices), custom component application, localization, and version upgrade services.  Trained financial service industry professionals deliver Sanchez services.  They work at client locations as well as remotely and follow a published methodology employing proven project management and measurement techniques.  For institutions implementing Sanchez solutions in-house, project services are provided during the initial implementation of Sanchez products and also as contracted for by clients after conversion to Sanchez products.  Service revenues from an in-house implementation vary, but can range from $250,000 to more than $5 million for an individual project.  Typically, an in-house implementation for a top-tier institution involves moving a large volume of customer data from existing systems onto the Sanchez platform.  In these cases, service revenues are higher when compared against implementing a de novo solution where little or no data conversion work is required.  Project services from an in-house implementation also generate revenues from project management, training and custom interface work.  When an institution replaces its in-house, legacy transaction processing system with a Sanchez solution, data conversion and custom system interface projects typically are delivered in six to 12 months.  Other project services delivered during the implementation period can include conversion, localization and software customization.  Execution support is provided from several regional locations.  Education and consulting services are based in Malvern.

For more information on the Company’s products and services, Sanchez maintains a Web site, which can be accessed at http://www.sanchez.com.  In addition, the Company makes its Securities and Exchange Commission (SEC) filings available for download from its Web site.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in this report. The Company believes that its most critical accounting policies, judgments and estimates include revenue recognition matters, determining the estimated lives of its processing contracts, determining if goodwill or intangible assets have been impaired, and determining the allowance for doubtful accounts.

For Sanchez’s software license contracts, a determination needs to be made for each contract regarding whether the percentage-of-completion contract accounting method should be used to recognize revenue or whether revenue can be recognized when the software is delivered and all of the conditions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” are met. Contract accounting is required if the services to be provided by the Company are essential to the arrangement. In many cases, the services are essential to the arrangement because they involve customization and interfaces, and license fees are paid in stages based on the completion of defined service deliverables. As a result, revenue is typically recognized from these arrangements using SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” which generally results in recording revenue over a six to eighteen month period of time.  In other cases, the services are not essential, such as arrangements where an unrelated third party performs implementation services and the realization of the license fee is not dependent on the completion of such services. In these situations, license fees are recognized when persuasive evidence of an arrangement exists, the software is delivered, the fee is fixed or determinable and collection is probable, which generally results in recording revenue earlier than when contract accounting is used. The determination of whether services are essential involves significant judgment and could have a material impact on the Company’s quarterly results of operations to the extent that significant new contracts are not accounted for using contract accounting.

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

The Company’s outsourced projects generate both product license revenues and implementation-related service revenues, which in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” which supercedes SAB No. 101, are largely deferred during the implementation phase along with the related costs until the client begins processing its customer’s accounts on the outsourced platform. Once a client begins processing its customer’s accounts on the outsourced platform, the deferred revenue and related costs are amortized over the expected life of the processing arrangement. Until the Company has more historical experience related to the actual term of processing arrangements, the Company has determined that the expected life of the arrangements does not exceed the contractual term. As it becomes apparent that a client will renew its processing term, the expected life is extended prospectively. To date, the contract terms have ranged from one to three years. Should a client terminate early, all revenue and cost would be recognized as of the termination date, if the amount is determinable and collection probable, which could be significant. A change in the expected life of the contract could have a material impact on the timing of future revenue and margin recognized from the amortization of deferred implementation and license fees.

The Company has identified that its accounting policies regarding intangible assets and goodwill are critical to the Company’s results of operations and financial position.  At December 31, 2003, goodwill of $22.5 million and other intangible assets of $3.5 million relate primarily to the Company’s Wealth Management Division. Goodwill impairment is assessed pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” and impairment of other intangible assets is assessed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  During the third fiscal quarter of 2003, the Company performed its annual assessment of goodwill associated with its Wealth Management reporting unit (Reporting Unit).  The Company engaged an external valuation specialist to assist in this assessment.  The market approach was used to measure the fair value of the Reporting Unit.  This approach derives market multiples from recent transactions or offerings of companies with similar operations as the Reporting Unit.  Market multiples of publicly traded companies that were deemed comparable to the Company were also used in the analysis.

Based upon this analysis, the Company determined that the carrying value of the Reporting Unit exceeded its fair value.  The identification of an impairment necessitated the preparation of a SFAS No. 142, Level 2 analysis to quantify the amount of the goodwill impairment.  During this analysis, the Company determined that there also could be an impairment of certain amortizable intangible assets associated with the Reporting Unit, primarily the customer relationships and acquired technology.  As a result, the Company performed an impairment analysis of the long-lived assets in accordance with SFAS No. 144.  As a result of this analysis, the Company determined that the carrying value of the Reporting Unit’s long-lived assets exceeded the undiscounted cash flows expected to be generated by such assets over their remaining useful life.  Accordingly, the Company recorded an impairment charge of approximately $5.5 million to write down the long-lived assets to their fair value.  The fair value of the long-lived assets was primarily determined using the income approach.  The income approach measures the value of an asset by calculating the present value of its future economic benefits.  These benefits can include revenues, cost savings, tax deductions, and proceeds from its disposition.  Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, trends within the industry, and risks associated with particular investments of similar type and quality as of the valuation date.  The Company then determined the fair value of the goodwill associated with the Reporting Unit in accordance with SFAS No. 142, resulting in an impairment charge related to goodwill of approximately $4.0 million.  The total impairment of goodwill and certain amortizable intangible assets of the Reporting Unit for the year ended December 31, 2003 was $9.5 million and appears on the Consolidated Statements of Operations as impairment charge.

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The majority of the Company’s receivables are due from financial service organizations located throughout the United States, Europe and Canada. From time to time, the Company’s clients dispute the amounts owed and in other cases they experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectable accounts. The determination of the appropriate reserve needed for uncollectable accounts involves significant judgment. A change in the factors used to evaluate collectability could result in a significant change in the reserve needed. Such factors include changes in the financial condition of the Company’s customers as a result of industry, economic, political or customer-specific factors, the ultimate settlement of disputes and, in certain cases, the decisions of third party arbitrators or courts.

Results of Operations

The following table sets forth for the periods indicated selected statement of operations data:

	Year Ended December 31,
	2003	2002	2001
	Dollars in Thousands
Revenues
Products	$22,673	$18,728	$24,195
Services	28,789	32,207	33,928
Processing	18,426	18,431	14,443
Software maintenance fees and other	21,933	18,207	16,217
Customer reimbursements	4,583	5,445	4,936
Total revenues	$96,404	$93,018	$93,719
Percentage relationship to total revenues
Revenues
Products	23.5%	20.1%	25.8%
Services	29.9	34.6	36.2
Processing	19.1	19.8	15.4
Software maintenance fees and other	22.7	19.6	17.3
Customer reimbursements	4.8	5.9	5.3
Total revenues	100.0	100.0	100.0
Operating expenses
Product development	22.4	16.7	18.3
Product support	6.7	6.6	5.4
Services	23.8	21.4	26.8
Processing	16.8	17.5	14.5
Sales and marketing	13.4	14.0	15.4
General, administrative and other	12.2	11.9	10.3
Customer reimbursements	4.8	5.9	5.3
Impairment charge	9.9	0	—
Restructuring charge	1.7	0.8	—
Total operating expenses	111.7	94.8	96.0
Earnings (loss) from operations	(11.7)	5.2	4.0
Interest income, net	0.3	1.0	1.9
Gain (loss) on investment	0.2	(0.4)	—
Foreign exchange	(0.2)	0.2	—
Earnings (loss) before income taxes	(11.4)	6.0	5.9
Income tax provision (benefit)	(0.8)	1.8	1.8
Net earnings (loss)	(10.6)%	4.2%	4.1%

Highlights for 2003

For the year ended December 31, 2003, revenues increased by $3.4 million to $96.4 million from $93.0 million achieved in 2002.  The Company also reported a net loss of $10.2 million, or $(0.38) per share, which included a $9.5 million impairment charge, compared to 2002’s net earnings of $3.9 million, or $0.15 per share.  On January 28, 2004, Sanchez announced it had signed a merger agreement with Fidelity National Financial, Inc. (FNF), a Fortune 500 provider of products and outsourced services and solutions to financial institutions and the real estate industry.  Pursuant to the agreement, Fidelity Information Services, Inc., which is a subsidiary of FNF, has agreed to acquire all of Sanchez’s common stock for an amount equal to $6.50 per share.  The consummation of the merger is subject to customary conditions, including Sanchez shareholder approval and certain regulatory approvals.  The consideration will be paid in cash and FNF stock.

Additional highlights for 2003 included:

•                  Charles Schwab Corporation launched its direct bank, Charles Schwab Bank, N.A., on a Sanchez outsourcing solution incorporating the full suite of Sanchez bank technology and operations infrastructure solutions.

•                  ING Direct U.K. became the sixth ING Direct bank to launch its direct savings business on the Sanchez Profile™ real-time, transaction processing solution.

•                  Sanchez launched a core bank processing system running in a production environment on the Linux operating system when First Mortgage KFT of Hungary went live with the solution.

•                  Sumitomo Mitsui Banking Corporation (SMBC), one of the world’s largest banking institutions, migrated its Paris corporate banking operations to a Sanchez solution.  The migration of the Paris operations marked SMBC’s fifth Sanchez Profile implementation.

•                  Warsaw, Poland-based Bank DZ, formerly Bank Amerykanski w Polsce S.A., implemented a Sanchez banking solution.

•                  RBC Financial Group, Canada’s largest financial institution and a leading North American diversified financial services company, went live with Sanchez Funds, a comprehensive mutual fund order management system.  Approximately 1,600 RBC financial planners and relationship advisors at 1,300 domestic branches now provide third-party mutual fund order management services using Sanchez Funds.

2003 Compared to 2002

REVENUES

Total revenues increased $3.4 million or 3.6%, for the year ended December 31, 2003, as compared to the year ended December 31, 2002.

Product revenue increased by $3.9 million, or 21.1%, from 2002 to 2003.  The inclusion of a full year of results from the Company’s Wealth Management Division, which was acquired on July 3, 2002, contributed $1.4 million of the increase in product revenue realized by the company.  An increase in the net license revenue accretion associated with SAB No. 104 in 2003 also contributed to the annual increase in product revenue.

Service revenues decreased $3.4 million, or 10.6%, from 2002 to 2003.  Service revenues for the year ended December 31, 2002 included $6.1 million in revenue previously deferred in accordance with SAB No. 101, the predecessor to SAB No. 104 for two former clients.  The Company received a favorable arbitration ruling in respect to a dispute with 1stWebbankdirect.  Also during 2002, the Company settled its outstanding receivable with an unannounced client previously disclosed in the Company’s periodic filings with the SEC. As a result, the Company recognized all of the revenue for these two clients which had been previously deferred pursuant to SAB No. 101. The drop in revenue in 2003 due to the two settlements realized in 2002 was partially offset by an increase in service revenues of $2.7 million associated with new implementation projects, on-going existing client initiatives as well as an increase in net services revenue accretion associated with SAB No. 101.

Processing revenues remained constant in 2003 when compared to 2002.  Increased revenue from a new client which began processing in the Company’s outsourcing facility was offset by decreases experienced with other clients as those clients modified their customer offering and as a result of pricing incentives offered to certain clients during contract renewal negotiations.

Software maintenance fees and other revenue increased by $3.7 million, or 20.5%, for the year ended December 31, 2003, as compared to the year ended December 31, 2002.  Annual maintenance increases, maintenance on license expansions and new license agreements in the year ended December 31, 2003 contributed to this increase.

The software maintenance fees and other revenue from Wealth Management contributed $1.6 million of the incremental increase in 2003 compared to 2002, as this division was acquired in July 2002

OPERATING EXPENSES

Product development expenses increased $6.0 million, or 38.6%, in 2003.  One reason for this increase was due to the costs associated with the Wealth Management Division, which was acquired in July 2002.  Also contributing to the increase was an increase in the net amortization of previously deferred license costs for clients using the outsourced solution in 2003 compared to 2002.  In 2002 the Company had a net deferral of $2.0 million while in 2003 it had a net amortization of $775,000.  There also were higher outside consulting expenses resulting from an increase in external resources.

Product support expenses increased by $302,000, or 4.9%, for the year ended December 31, 2003, as compared to the same period last year.  This increase was primarily due to the costs associated with the Wealth Management Division, which was acquired in July 2002.  Partially offsetting this increase was lower third party support fees as the Company has begun to handle more support matters with its own resources.

Service expenses increased by $3.0 million, or 15.1%, during the year ended December 31, 2003, as compared to the same period in 2002.  The increase was primarily due to the recognition of expenses in 2003 that had been deferred in 2002 in accordance with SAB No. 101.  The increase in expenses was offset by a reduction in the use of third party service providers.  Also, service expenses in 2002 included the recognition of $5.3 million in expenses related to 1stWebbankdirect and an unannounced client that had been previously deferred in accordance with SAB No. 101.  The gross margin relative to associated revenues was 20.3% for the year December 31, 2003, compared to 38.1% in the prior year.  The decreased margin is primarily a result of lower margin projects.  The lower margin projects were initially deferred under SAB No.101 in 2002, and then accreted in 2003.

Processing expenses decreased $53,000, or 0.3%, in 2003, as compared to 2002.  This decrease is attributable to lower third party processing fees and maintenance costs related to outside vendors.  The addition of the Wealth Management Division, which was acquired in July 2002, partially offset these reductions.  The gross margin relative to processing was approximately 12% during 2003 and 2002.

Sales and marketing expenses decreased by $101,000, or 0.8%, in 2003 compared to 2002.  This decrease is primarily due to lower commissions paid to third party partners as well as lower travel expenses.  These were partially offset by the impact of the Wealth Management Division expenses.

General, administrative and other expenses increased by $743,000, or 6.7%, in 2003 compared to 2002, primarily due to the Wealth Management Division expenses.  These were partially offset by a decrease in bad debt and legal expense in 2003 compared to 2002.

In 2003, the Company recorded an impairment charge of $9.5 million.  During the third quarter the Company performed an assessment of the goodwill associated with the Company’s Wealth Management Division.  The Company engaged an external valuation specialist to assist in this assessment.  Based upon this assessment, the Company determined that the carrying value of the Wealth Management reporting unit (Reporting Unit) exceeded its fair value.  While performing the goodwill realizability analysis, the Company determined that there also was an impairment to certain amortizable intangible assets associated with the Reporting Unit, primarily the customer relationships and acquired technology, resulting in an impairment charge of approximately $5.5 million to write down the asset group to its fair value.  The Company then determined the fair value of the goodwill associated with the Reporting Unit in accordance with SFAS No. 142, resulting in an impairment charge related to goodwill of approximately $4.0 million.

Restructuring charges during the year ended December 31, 2003 were incurred by the Company through a reduction in the Company’s worldwide workforce to improve operational efficiency and reduce operating expenses.  The charges recorded in connection with these actions totaled approximately $1.6 million, which consisted primarily of severance related payments.  In 2002 the Company incurred $752,000 in restructuring charges.

OTHER INCOME, EXPENSE AND TAXES

Interest income for 2003 decreased $695,000, or 71.3%, compared to the same period in 2002.  Interest income in 2002 included interest received related to the settlement of an outstanding receivable with a former client.  Also contributing to the decrease were lower interest rates in 2003 and lower cash reserves following the acquisition of Spectra Software in July 2002.

During 2003, the Company recognized a net gain of $156,000 on the settlement of an investment in a partner company in Poland.  In 2002, the Company recorded a loss on investments of approximately $393,000 to reflect the impact of the impairment and restructuring during the year from the Company’s pro-rata share in a venture fund.

The Company incurred a foreign exchange loss of $154,000 during 2003 compared to a gain of $160,000 in 2002, primarily as a result of a weakening U.S. dollar against the Canadian dollar.  The Company’s foreign exchange exposure is primarily related to intercompany activity.

The Company’s effective tax rate in 2003 was 6.7% compared to 30.1% in 2002.  The primary reason for this decrease was due to the impairment charge related to the Wealth Management Division, which is not deductible for income tax purposes.

2002 Compared to 2001

REVENUES

Total revenues decreased $701,000, or 0.7%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001.

Product revenue decreased by $5.5 million, or 22.6%, from 2001 to 2002.  The Company’s Wealth Management Division contributed $3.6 million to product revenues in 2002.  The decrease in product revenue is primarily attributable to fewer client product initiatives and an increase in the net license revenue deferrals associated with SAB No. 101 in 2002.

Service revenues decreased $1.7 million, or 5.1%, from 2001 to 2002.  Service revenues for the year ended December 31, 2002 included $3.2 million in revenue related to 1stWebbankdirect that had been previously deferred in accordance with SAB No. 101.  The Company was able to recognize this revenue based upon the favorable arbitration ruling in respect to a dispute with 1stWebbankdirect.  Also during 2002, the Company settled its outstanding receivable with an unannounced client previously disclosed in the Company’s periodic filings with the SEC. As a result, the Company recognized approximately $2.9 million in service revenue in the third quarter, which was previously deferred pursuant to SAB No. 101. Wealth Management contributed $2.1 million to service revenues during 2002.  The increases from Wealth Management and the two client settlements were offset by a decrease in service revenues of $9.9 million in the year ended December 31, 2002, as compared to same period in 2001, due to fewer clients in implementations in 2002 and extended accretion periods for several of the Company’s outsourcing clients.

Processing revenues increased by $4.0 million, or 27.6%, in 2002, as compared to 2001.  The overall increase is primarily attributable to the increase in the number of clients using the outsourcing solution and an increase in the number of accounts being processed on the outsourcing platform.

Software maintenance fees and other revenue increased by $2.0 million, or 12.3%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001.  Annual maintenance increases and maintenance on license expansions contributed to this increase.  Revenues in 2001 included a one-time benefit from the settlement of a disputed maintenance charge with a former customer.  The software maintenance and other revenue from Wealth Management contributed $1.9 million in 2002 and offset the effect of this one-time benefit in 2001.

OPERATING EXPENSES

Product development expenses decreased $1.6 million, or 9.5%, in 2002.  This decrease is primarily attributable to the reduction in the use of third party subcontractors.  Also contributing to the decrease was an increase in the net deferral, under SAB No. 101, of product development costs associated with certain clients who have purchased a license and were in the process of implementing an outsourced solution.  In addition, the impact of the reduction in force reduced product development expenses in 2002.  These expense reductions were partially offset by the impact of the Wealth Management acquisition in July 2002.

Product support expenses increased by $1.1 million, or 21.9%, for the year ended December 31, 2002, as compared to the same period last year.  This increase was primarily due to expenses from Wealth Management offset by lower third party support fees, as the Company was able to provide more of the support with internal resources.

Service expenses decreased by $5.2 million, or 20.8%, during the year ended December 31, 2002, as compared to the same period in 2001.  The decrease was primarily due to a significant reduction in the use of third party service providers.  Service expenses in 2002 also included the recognition of $2.9 million in expenses related to 1stWebbankdirect that had been previously deferred in accordance with SAB 101.  In addition, service expenses in 2002 included the recognition of $1.9 million in expenses related to the settlement of an outstanding receivable with an unannounced client, that had also been previously deferred in accordance with SAB No. 101.  The gross margin relative to associated revenues was 36.6% for the year December 31, 2002, compared to 25.9% in the prior year.  The improved margins realized were primarily a result of a significant reduction in the use of third party service providers, higher utilization rates of the Company’s internal resources, higher margins realized on a fixed price implementation project, as well as deferrals from SAB No. 101 of certain lower margin projects which will be accreted in future periods.

Processing expenses increased $2.7 million, or 20.0%, in 2002, as compared to 2001.  This increase is in line with the corresponding processing revenue increase and is attributable to third-party processing fees and increased staffing.  The processing gross margin was 11.6% during 2002, as compared to 8.8% during 2001.  The 11.6% margin reflects the continued improvement in the processing operation along with continued growth in the number of accounts and clients using the outsourcing platform.

Sales and marketing expenses decreased by $1.3 million, or 9.4%, in 2002 compared to 2001 due to lower marketing and compensation costs.  Also contributing to the decrease was a reduction in travel related expenses.  These were partially offset by the new Wealth Management Division expenses.

General, administrative and other expenses increased by $1.4 million, or 14.2%, in 2002 compared to 2001, primarily due to an increase in bad debt expense of approximately $1.0 million and the addition of the Wealth Management Division expenses during the second half of 2002.  These increases were partially offset by lower incentive compensation expense.

Restructuring charges during the year ended December 31, 2002 were incurred by the Company through a reduction in the Company’s worldwide workforce of approximately 12% to improve operational efficiency and reduce operating expenses.  The charges recorded in connection with these actions totaled approximately $752,000, which consisted primarily of severance related payments.

INTEREST INCOME

Interest income decreased $834,000, or 46%, in 2002 compared to 2001.  This decrease is a result of lower interest rates being realized in 2002 and lower cash balances following the acquisition of Spectra in July 2002.

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

INCOME TAX PROVISION

Taxes in 2002 were 30.1% of earnings before taxes, as compared to 30.2% for the year ended December 31, 2001.  The Company’s effective rate is lower than the statutory rate primarily due to the benefit derived from the extraterritorial income exclusion.

Liquidity and Capital Resources

Cash and cash equivalents were $28.5 million at December 31, 2003, a decrease of $3.0 million from December 31, 2002.  Cash used by operating activities for 2003 was $1.5 million compared to cash provided by operating activities of $18.7 million for the comparable 2002 period.  Contributing to the use of cash by operating activities was an increase in the net amortization of deferred revenues and expenses during 2003 compared to 2002.  This increase in net amortization is primarily attributable to fewer implementation projects in process related to outsourcing clients where associated revenues and direct costs are deferred.  During 2003, the Company used $2.3 million for the purchase of property and equipment, while financing activities contributed $600,000 of cash during 2003, principally from the proceeds from the employee stock purchase plan and the issuance of common stock.

In April of 2001, the Company agreed to commit up to $10 million of capital contributions to a newly formed venture fund that invests in early stage technology companies.  As of December 31, 2002, the Company had invested $2.0 million in the fund.  This commitment has since been capped at the $2.0 million contributed and no future funding is anticipated toward this venture.

In February 2003, the board of directors approved a stock repurchase program authorizing the Company to repurchase up to approximately 1.4 million shares, or 5 percent of Sanchez’s common stock, on the open market or through negotiated transactions.  No time limit has been placed on the duration of the stock repurchase program, and the timing of purchases will depend on market conditions.  Repurchased shares will be accumulated by the Company and held in treasury.    As of March 1, 2004, the Company has not repurchased any shares under this program.

The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating and capital cash needs for the foreseeable future and, at a minimum, through the next year.  The Company had a line of credit of $20 million secured from its primary banker.  The Company’s line of credit was secured with the Company’s primary banker and had a term of three years, which was to expire on July 2, 2006.  As of year end, the Company had not drawn on this line of credit and currently has no debt outstanding.  In February 2004, the Company terminated its line of credit.

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

The following table presents contracted obligations information (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating leases	$17,948	$1,737	$2,829	$2,884	$10,498

Forward-looking Statements

Certain matters discussed in this Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements concerning the Company’s revenues, expenses and earnings, future operating and financial performance, growth rates, acquisition opportunities, and other similar forecasts and expectations.  The words “anticipate,” “estimate,” “believe,” “expect,” “intend,” “plan,” “project” and variations of these words and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are based on operating budgets, forecasts, beliefs and assumptions of management and, as such, are subject to risks and uncertainties and are not guarantees of future performance.  Actual outcomes could differ materially from those expressed in any such forward-looking statement due to a variety of factors in addition to those specifically identified herein.  These factors include, without limitation, the timely and successful integration of new businesses and products of recently acquired companies and the risks associated with acquisitions, changes in or interpretations of tax laws, treaties, or regulations, governmental and public policy changes, business and economic conditions, currency fluctuations, challenges the Company may face as it expands its international operations, the development of the markets or new business areas that the Company is targeting, demand for products and services in the financial services industry, the extent to which the Internet will be used for financial services and products, the potentially adverse impact of consolidation in the financial services industry, timing of contracts and long sales cycles, competition among technology companies serving our industry, renewal of material contracts with clients, potential delays in, or cancellation of, the implementation of products and services, undetected software errors or failures found in new products, the potentially adverse effect of business interruptions beyond the Company’s control, such as security breaches and future acts of terrorism, maintaining good relationships with key strategic partners, the Company’s ability to attract, hire, and retain skilled and knowledgeable employees, success of the Company’s business model, changes in and availability of capital requirements, the Company’s ability to protect its intellectual property rights, and outcomes of pending and future litigation.  In addition, the Company’s operating results may fluctuate significantly and the Company may not be able to maintain historical growth rates or meet anticipated growth levels.  The Company’s stock price fluctuates and may continue to be volatile.  The Company also has investments in other companies, which are inherently risky.  These risks, as well as risks identified in the Company’s other SEC filings and public announcements, may impact future results.  The Company undertakes no duty to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Report of Independent Auditors

The Board of Directors and Shareholders
Sanchez Computer Associates, Inc.:

We have audited the 2003 and 2002 consolidated financial statements of Sanchez Computer Associates, Inc. and subsidiaries as listed in the accompanying index.  In connection with our audits of the 2003 and 2002 consolidated financial statements, we also have audited the 2003 and 2002 financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.  The 2001 consolidated financial statements and financial statement schedule of Sanchez Computer Associates, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revisions and restatement described in Note 2 to the consolidated financial statements, in their reports dated February 5, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanchez Computer Associates, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related 2003 and 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the 2001 consolidated financial statements of Sanchez Computer Associates, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations.  As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002.  In our opinion, the disclosures for 2001 in Note 2 are appropriate.  In addition, as described in Note 2, the 2001 consolidated financial statements were restated to record reimbursements received for out-of-pocket expenses incurred as revenue in accordance with Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”  We audited the adjustments that were applied to restate the 2001 consolidated financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Sanchez Computer Associates, Inc. and subsidiaries other than with the respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

KPMG LLP

Philadelphia, Pennsylvania

January 30, 2004

The following report is a copy of a previously issued Arthur Andersen LLP (Andersen) Report, and the report has not been re-issued by Andersen.  The prior period consolidated financial statements have been revised and restated.  The Andersen report refers to the consolidated balance sheet as of December 31, 2001 and 2000 and the consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2000 and 1999, which are no longer included in the accompanying consolidated financial statements.

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

Arthur Andersen LLP

Philadelphia, Pennsylvania

February 5, 2002

Sanchez Computer Associates, Inc.
Consolidated Balance Sheets
(In Thousands Except per Share Amounts)

	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$28,539	$31,572
Accounts receivable less allowances ($340 – 2003; $979 – 2002)	12,715	14,138
Contracts in process	3,244	4,851
Deferred income taxes	2,553	2,661
Prepaid and other current assets	2,360	2,812
Deferred expenses	10,252	8,343
Total current assets	59,663	64,377

Property and equipment
Equipment	18,944	16,532
Furniture and fixtures	2,668	2,674
Leasehold improvements	3,178	3,148
	24,790	22,354
Accumulated depreciation and amortization	(20,597)	(16,826)
Net property and equipment	4,193	5,528

Goodwill	22,474	23,896
Deferred expenses	3,004	11,496
Amortizable intangibles, net	3,479	8,454
Deferred income taxes	6,391	4,514
Other non-current assets	2,534	2,832
Total assets	$101,738	$121,097

LIABILITIES
Current liabilities
Accounts payable	$3,687	$3,771
Accrued expenses	7,682	9,617
Deferred revenue	23,745	22,804
Total current liabilities	35,114	36,192
Deferred revenue	3,878	18,150
Other non-current liabilities	521	—
Minority interest	233	209
Total liabilities	39,746	54,551

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY

Common stock, stated value of $.01 per share, 75,000 shares authorized, 26,954 and 26,689 shares issued and outstanding as of December 31, 2003 and 2002, respectively.	270	267
Additional paid-in capital	49,575	48,794
Retained earnings	8,339	18,575
Accumulated comprehensive income (loss)	3,808	(1,090)
Total shareholders’ equity	61,992	66,546
Total liabilities and shareholders’ equity	$101,738	$121,097

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues
Products	$22,673	$18,728	$24,195
Services	28,789	32,207	33,928
Processing	18,426	18,431	14,443
Software maintenance fees and other	21,933	18,207	16,217
Customer reimbursements	4,583	5,445	4,936
Total revenues	96,404	93,018	93,719
Operating expenses
Product development	21,563	15,555	17,194
Product support	6,451	6,149	5,043
Services	22,935	19,923	25,153
Processing	16,241	16,294	13,573
Sales and marketing	12,955	13,056	14,403
General, administrative and other	11,786	11,043	9,667
Customer reimbursements	4,583	5,445	4,936
Impairment charge	9,500	—	—
Restructuring charge	1,644	752	—
Total operating expenses	107,658	88,217	89,969

Earnings (loss) from operations	(11,254)	4,801	3,750
Interest income, net	280	975	1,809
Gain (loss) on investment	156	(393)	—
Foreign exchange gain (loss)	(154)	160	—
Earnings (loss) before income taxes	(10,972)	5,543	5,559
Income tax provision (benefit)	(736)	1,669	1,680
Net earnings (loss)	$(10,236)	$3,874	$3,879

Basic earnings (loss) per average common share	$(0.38)	$0.15	$0.15
Diluted earnings (loss) per average common share	$(0.38)	$0.15	$0.15

Weighted-average common shares outstanding	26,843	26,312	25,707
Weighted-average common and diluted shares outstanding	26,843	26,654	26,324

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.

Consolidated Statements of Shareholders’ Equity
and Other Comprehensive Income (Loss)

(In Thousands)

	Common Stock		Treasury	Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock Amount	Capital	Earnings	Income (Loss)	Total
Balances at January 1, 2001	25,211	$252	$(153)	$44,431	$10,822	$	$55,352
Net earnings					3,879		3,879
Exercise of stock options	115	1	153	586			740
Tax benefit from stock options exercised				353			353
Employee stock purchase plan	117	1		811			812
Exchange of subsidiary stock	520	5		(5)			0
Repurchase of subsidiary stock				(1,006)			(1,006)

Balances at December 31, 2001	25,963	259	0	45,170	14,701		60,130
Comprehensive income:
Net earnings					3,874
Cumulative translation adjustments						(1,090)
Total comprehensive income							2,784
Exercise of stock options	16	1		39			40
Tax benefit from stock options exercised				7			7
Stock-based compensation expense	15			45			45
Employee stock purchase plan	111	1		574			575
Issuance of common stock for acquisition	584	6		2,959			2,965

Balances at December 31, 2002	26,689	267	0	48,794	18,575	(1,090)	66,546
Comprehensive loss:
Net loss					(10,236)
Cumulative translation adjustments						4,898
Total comprehensive loss							(5,338)
Exercise of stock options	105	1		255			256
Tax benefit from stock options exercised				86			86
Stock-based compensation expense	28	1		125			126
Employee stock purchase plan	132	1		344			345
Other				(29)			(29)

Balances at December 31, 2003	26,954	$270	$0	$49,575	$8,339	$3,808	$61,992

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.
Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2003	2002	2001

Cash flows from operating activities
Net earnings (loss)	$(10,236)	$3,874	$3,879
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities
Depreciation and amortization	4,898	5,175	4,700
Impairment charge	9,500	—	—
Deferred income taxes	(1,544)	464	(1,205)
Equity in loss of venture fund	—	837	462
Non-cash gain on investment	(156)	—	—
Provision for doubtful accounts receivable	—	1,138	100
Other	—	(65)	—
Cash provided by (used in) changes in operating assets and liabilities net of effect of acquisition
Accounts receivable	1,565	7,611	(3,553)
Contracts in process	1,632	(3,081)	684
Income taxes receivable/payable	—	326	3,314
Prepaid and other current assets	839	(722)	(108)
Accounts payable and accrued expenses	(1,393)	(3,649)	(2,202)
Deferred revenue	(13,024)	9,696	944
Deferred expense	6,438	(2,936)	(2,098)
Net cash provided by (used in) operating activities	(1,481)	18,668	4,917

Cash flows from investing activities
Capital expenditures	(2,348)	(2,173)	(3,148)
Investments	(75)	(500)	(1,250)
Cost of acquisition, net of cash acquired	—	(25,917)	—
Net cash used in investing activities	(2,423)	(28,590)	(4,398)

Cash flows from financing activities
Purchase of common stock for treasury	—	—	(1,006)
Issuance of common stock	255	40	740
Proceeds from issuance of shares under the employee stock purchase plan	345	575	812
Net cash provided by financing activities	600	615	546

Effect of foreign exchange on cash	271	(76)	—
Net increase (decrease) in cash and cash equivalents	(3,033)	(9,383)	1,065
Cash and cash equivalents at beginning of year	31,572	40,955	39,890

Cash and cash equivalents at end of year	$28,539	$31,572	$40,955

Supplemental cash flow information
Interest paid	$—	$—	$—
Income taxes paid	810	772	$1,216

See notes to consolidated financial statements

Sanchez Computer Associates, Inc.

Notes to Consolidated Financial Statements

(1)                                 Description of Business

Sanchez Computer Associates, Inc. (Sanchez or the Company) is a global provider in developing and marketing scalable and integrated software and services that provide banking, customer integration, brokerage, wealth management and outsourcing solutions to approximately 400 financial institutions in 22 countries.  Sanchez’s corporate headquarters is located in Malvern, Pennsylvania.  The Company’s outsourcing data and operations service center is located in Seven Fields, Pennsylvania.  Beginning with the first quarter of January 2003, Sanchez organized into divisions and initiated new segment reporting based on those divisions.  Sanchez’s divisional segments are Banking Solutions, Wealth Management, Outsourcing and Global Services.  The Company’s products include an integrated banking platform.  The banking platform products include:  Sanchez Profile, a multi-currency, multi-language, customer-centric, core banking and transaction processing application; Sanchez Xpress, an enterprise customer and transaction management system, which empowers customer relationship management (CRM) and delivers business integration; Sanchez Webclient, a Web-based, Internet customer front-end processor; Sanchez WebCSR, a browser-based integrated customer servicing application that can be deployed across multiple retail delivery channels such as branches and call centers; and Sanchez CRM, a Web-based customer relationship management system, available as a stand-alone application or integrated with Sanchez’s banking platform.  The Company’s outsourcing offering is operated by Sanchez Data Systems, Inc. (SDSI), a wholly owned subsidiary, which uses the Sanchez integrated banking platform as the basis for an outsourced direct banking solution under the Sanchez e-PROFILE brand.  The Sanchez e-PROFILE solution provides an integrated end-to-end operations and technology platform that enables financial services companies to offer comprehensive on-line financial services to their customers.  The Company also offers Sanchez Wealthware, a group of integrated, full-functioned, multi-channel wealth management applications that satisfy the real-time, straight through processing requirements of brokers, bankers and insurance agents.  The product includes application solutions for equities, options, fixed-income securities, mutual fund securities and wrap account processing.

(2)                                 Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Management Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to continuously make estimates and assumptions that affect the reported amounts of certain assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period.  Actual results could differ from these estimates.  The most significant estimates are the measurement of the percentage-of-completion for revenue recognition, estimated lives of processing relationships, the valuation of goodwill and intangibles and allowance for doubtful accounts.

Revenue Recognition— The Company’s divisions generate revenue by assessing fees on software products, services, processing and maintenance.  Fees assessed on software products include software license and product enhancement fees.  Typically, fees for software license contracts are paid in stages upon the completion of defined deliverables or at certain dates.  For licenses sold for in-house solutions, i.e., operated by the institutions, the Company recognizes revenue using either the percentage-of-completion contract accounting method, or where applicable when the requirements of AICPA Statement of Position 97-2 “Software Revenue Recognition” are met.  Financial institutions selecting an outsourced banking solution can purchase product licenses upfront, or in lieu of upfront license fees, institutions can opt to spread the license and accompanying maintenance fees on a per account/per month basis over the life of the processing contract.  Assessment of per account/per month fees begins after the client goes live, i.e., client begins processing its customers’ accounts on the outsourced platform with the solution.  Software product fees and implementation fees generated from outsourced solutions, along with their associated costs, are deferred during the implementation phase of an outsourced project in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” which superceded SAB No. 101.  Once an outsourced solution goes live, the deferred product and services revenue and the related costs are recognized over the expected life of the processing arrangement.  Other service revenue is generally recognized when the services are performed or on the percentage-of-completion method, depending on the contract terms and the other elements of the arrangement.  Processing fees consist primarily of monthly and account-based fees for servicing, as well as transaction fees associated with transaction volumes for a specified period.  Under the outsourcing model, when a client institution’s customer account base grows, and the institution exceeds the minimum account processing levels, outsourcing revenue can increase.  For both in-house and outsourced license contracts, maintenance fees are normally billed annually in advance and recognized as revenue ratably during the specified maintenance period.   For customer reimbursements the Company follows Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” which requires that customer reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue.  Customer reimbursements primarily represent travel, postage and data communication costs.

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

Accounts Receivable—The majority of the Company’s receivables are due from financial service organizations located throughout the United States, Europe, Asia and Canada.  The Company determines the allowance based on a specific review of its accounts receivable.  From time to time, the Company’s clients dispute the amounts owed and in other cases they experience financial difficulties and cannot pay on a timely basis.  In certain instances, these factors ultimately result in uncollectable accounts.  The determination of the appropriate reserve needed for uncollectable accounts involves significant judgment.  A change in the factors used to evaluate collectability could result in a significant change in the reserve need.  Such factors include changes in the financial condition of the Company’s customers as a result of industry, economic or customer-specific factors, the ultimate settlement of disputes and, in certain cases, the decisions of third party arbitrators or courts.

Contracts in Process—Contracts in process in the accompanying consolidated balance sheets represent revenues recognized in excess of amounts invoiced, primarily related to contracts accounted for using the percentage of completion method.

Investments—The Company has certain investments in technology service firms which are accounted for on the cost method, as the Company does not have significant influence over its investees.  Through December 31, 2003, the Company had invested $2.0 million in a venture fund that it formed to invest in early stage technology companies.  The Company accounts for its investment in the fund using the consolidation method whereby the Company includes the profits and losses, and balance sheet of the fund in its consolidated financial statements, and then records a minority interest to reflect the interest owned by outside limited partners.

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

Depreciation and Amortization—Depreciation and amortization are provided over the estimated useful lives of the related assets using the straight-line method.  Equipment and furniture and fixtures typically have useful lives of three and five years, respectively.  The useful life of leasehold improvements is the lesser of the lease term or five years.

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

There were no capitalized software costs during 2003, 2002 and 2001.  Accumulated amortization was $2.8 million and $2.7 million as of December 31, 2003 and 2002, respectively. Amortization of capitalized software costs amounted to $133,000, $315,000 and $442,000 in 2003, 2002, and 2001, respectively. All capitalized software costs are written down to net realizable value when the carrying amount is in excess thereof.  No write-downs were required for 2003, 2002 or 2001.  At December 31, 2003 and 2002, the net capitalized software balance was $10,000 and $144,000, respectively, and is included in other assets.

Impairment of Long Lived Assets—In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangibles,” the Company no longer amortizes goodwill but instead performs an annual test to determine if the Company’s goodwill is impaired.  During the third fiscal quarter of 2003, the Company performed its annual assessment of goodwill associated with its Wealth Management reporting unit (Reporting Unit) and recorded an impairment charge. (see Note 4.)

Intangible Assets—Intangible assets consist of customer lists, acquired technology, and other assets which are primarily related to the acquisition of Spectra Securities Software, Inc. (see Note 3), and are accounted for under SFAS No. 142, and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Goodwill—Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, which addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supercedes Accounting Principle Board (APB) Opinion No. 17, “Intangible Assets.”  Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually.  In accordance with the provisions of SFAS No. 142, the Company ceased the amortization of goodwill effective January 1, 2002.  Prior to the adoption of SFAS No. 142, the Company amortized goodwill over ten years.  Amortization expense was $127,000 for the year ended December 31, 2001.

The following table illustrates adjusted net earnings (loss) and basic and diluted earnings (loss) per share as if SFAS No. 142 was adopted as of January 1, 2001 (in thousands except per share amounts):

	For the year ended December 31,
	2003	2002	2001
Net earnings (loss):
Net earnings (loss)	$(10,236)	$3,874	$3,879
Add: goodwill amortization, net of tax	—	—	89
Adjusted net earnings (loss)	$(10,236)	$3,874	$3,968

Basic and diluted earnings (loss) per average Common share:
Reported	$(0.38)	$0.15	$0.15
Goodwill amortization, net of tax	—	—	—
Adjusted basic and diluted earnings (loss) per average common share	$(0.38)	$0.15	$0.15

At December 31, 2003, goodwill consists of $899,000 from the Company’s acquisition of SDSI in 1999 and $21.6 million from the Company’s acquisition of Spectra in July 2002 (see Note 3).

Deferred Revenue—Deferred revenues represent amounts collected from or invoiced to customers in excess of revenue recognized.  Deferred revenues consist of prepaid maintenance and license milestone amounts which are typically expected to be recognized within one year.  In addition, a substantial amount of the fees invoiced during the implementation phase related to our outsourcing customers are deferred, along with their associated costs, in accordance with SAB No. 104.  These amounts are recognized over the expected life of the outsourcing relationship, which is generally one to three years.

Comprehensive Income (Loss)—Comprehensive income (loss) consists of net earnings (loss), adjusted for other increases and decreases affecting shareholders’ equity that are excluded from the determination of net earnings (loss).

Income Taxes—The Company accounts for income taxes following the provisions of SFAS No. 109, “Accounting for Income Taxes”  (SFAS No. 109) requires deferred tax assets or liabilities to be recognized for the estimated future tax effects of net operating loss and credit carryforwards as well as temporary differences between the financial reporting and tax basis of assets and liabilities based on the enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to impact taxable income.  Additionally, the benefits of utilizing the Company’s deferred tax assets are recognized to the extent management of the Company believes that it is more likely than not that the benefits will be realized in future periods.

Earnings Per Share—The Company follows SFAS No. 128, “Earnings per Share,” which requires presentation of two amounts, basic and diluted earnings (loss) per share.

Basic earnings (loss) per share has been calculated as net earnings (loss) divided by the weighted-average common shares outstanding, while diluted earnings (loss) per share has been computed as net earnings (loss) divided by the weighted-average common and diluted shares outstanding which includes the dilutive effect of stock options.

The following table provides a reconciliation of weighted average common shares outstanding to weighted-average common and diluted shares outstanding (in thousands):

	Year Ended December 31,
	2003	2002	2001
Weighted-average shares outstanding	26,843	26,312	25,707
Dilutive effect of options	—	342	617

Total common and diluted shares	26,843	26,654	26,324

All potentially dilutive common stock equivalents were excluded from the calculation of net loss per share for the year ended December 31, 2003 since their effect was anti-dilutive as a result of the net loss incurred for the period.  At December 31, 2003, 2002 and 2001, potentially dilutive common stock equivalents include options to purchase 6,627,915, 6,093,707 and 4,050,795 shares of common stock, respectively.

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

Stock-Based Compensation—The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for stock options and other stock-based awards while disclosing pro forma net earnings (loss) and net earnings (loss) per share as if the fair value method had been applied in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Had compensation cost for the Company’s stock options plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company’s net earnings (loss) and basic and diluted net earnings (loss) per share would have been adjusted to the following pro forma amounts (in thousands except per share amounts):

	Year Ended December 31,
		2003	2002	2001
Net earnings (loss)	As reported	$(10,236)	$3,874	$3,879

Deduct: Total stock-based employee compensation expense determined under the fair-value based methods for all awards, net of tax		(3,048)	(8,522)	(3,889)
Net earnings (loss)	Pro forma	$(13,284)	$(4,648)	$(10)

Basic earnings (loss) per share	As reported	$(0.38)	$0.15	$0.15
	Pro forma	(0.49)	(0.17)	0.00

Diluted earnings (loss) per share	As reported	$(0.38)	$0.15	$0.15
	Pro forma	(0.49)	(0.17)	0.00

The per share weighted-average fair value of stock options issued by the Company during 2003, 2002 and 2001 was $2.69, $3.69 and $4.96, respectively, on the date of grant using the Black-Scholes option-pricing model.  The Company used the following weighted-average assumptions to determine the fair value of stock options granted: 2003—expected dividend yield of 0%, risk-free interest rate of 2.32% to 3.45%, expected volatility of 90%, and an average expected life of five years.  2002—expected dividend yield of 0%, risk-free interest rate of 2.63% to 4.50%, expected volatility of 95%, and an average expected life of five years.  2001—expected dividend yield of 0%, risk-free interest rate of 3.97% to 4.99%, expected volatility of 75%, and an average expected life of five years.

Fair Value of Financial Instruments—The Company believes that the fair value of its financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate fair value.

Reclassifications—Certain prior period amounts have been reclassified to conform to the current presentation.

(3)                                 Acquisition, Goodwill and Intangible Assets

Acquisition

On July 3, 2002, Sanchez completed its acquisition, by way of a plan of arrangement (the Arrangement), of all of the outstanding common shares of Spectra, a leading provider of comprehensive wealth management solutions.  Under the terms of the Arrangement, Sanchez acquired all of the common shares of Spectra and Eclipse VII Holdings Inc., an entity whose only asset was Spectra common shares, for approximately $25.9 million in cash, net of cash acquired and including transaction costs, plus 583,813 shares of Sanchez common stock with a fair value of approximately $3.0 million.  Leading up to the acquisition, the Company participated in arms length negotiations, performed due diligence, obtained a fairness opinion on the valuation of Spectra and used industry comparables to determine a purchase price.  With the acquisition of Spectra, the Company has positioned itself to be able to provide a complete banking and brokerage platform that satisfies the industry’s growing global requirements for an integrated banking and wealth management solution.  The Company’s results of operations for the year ended December 31, 2002 include the results of operations for Spectra from July 3, 2002, the date of acquisition, through December 31, 2002.

                The purchase price for this acquisition was allocated as follows

(in thousands):
Cash paid, net of cash acquired of $1,849	$25,159
Direct transaction costs	759
Fair value of stock issued	2,965
Liabilities assumed:
Accounts payable and accruals	4,320
Deferred revenues	3,452
Total liabilities assumed	7,772
Total purchase price	$36,655
Assets acquired:
Accounts receivable	$1,601
Prepaid expenses	642
Income tax refund receivable	344
Deferred income taxes	551
Property and equipment	344
Intangible assets
Goodwill	23,827
Intangibles	9,346
Total assets acquired:	$36,655

Goodwill

The following is a summary of changes in the carrying amount of goodwill by segment:

	Wealth Management	Outsourcing	Total
Balance, January 1, 2002	$—	$899	899
Acquisition of Spectra	23,827	—	23,827
Foreign currency translation	(608)	—	(608)
Other	(222)	—	(222)
Balance, December 31, 2002	22,997	899	23,896
Foreign currency translation	3,267	—	3,267
Impairment charge	(4,000)	—	(4,000)
Other	(689)	—	(689)
Balance, December 31, 2003	$21,575	$899	$22,474

Intangible assets

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following table provides a summary of the Company’s intangible assets with definite useful lives, which relates primarly to the acquistion of Spectra:

	December 31, 2003
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	10 Years	$3,581	$1,001	$2,580
Acquired technology	5 Years	1,205	384	821
Other	2 Years	386	308	78
Total		$5,172	$1,693	$3,479

	December 31 2002
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	10 Years	$6,628	$331	$6,297
Acquired technology	5 Years	1,979	99	1,880
Other	2 Years	369	92	277
Total		$8,976	$522	$8,454

Amortization expense was $969,000 and $527,000 for the years ended December 31, 2003 and 2002, respectively.  Amortization expense for 2004 through 2008 is expected to be approximately $607,000, $530,000, $530,000, $415,000 and $299,000 respectively.

(4)                                 Impairment Charge

During the third fiscal quarter of 2003, the Company performed its annual assessment of goodwill associated with its Wealth Management reporting unit (Reporting Unit).  The Company engaged an external valuation specialist to assist in this assessment.  The market approach was used to measure the fair value of the Reporting Unit.  This approach derives market multiples from recent transactions or offerings of companies with similar operations as the Reporting Unit.  Market multiples of publicly traded companies that were deemed comparable to the Company were also used in the analysis.  Based upon this analysis, the Company determined that the carrying value of the Reporting Unit exceeded its fair value.  The identification of an impairment necessitated the preparation of a SFAS No. 142 Level 2 analysis to quantify the amount of the goodwill impairment.  During this analysis, the Company determined that there also could be an impairment to certain amortizable intangible assets associated with the Reporting Unit, primarily the customer relationships and acquired technology.  As a result, the Company performed an impairment analysis of the long-lived assets in accordance with SFAS No. 144. As a result of this analysis, the Company determined that the carrying value of the Reporting Unit’s long-lived assets exceeded the undiscounted cash flows expected to be generated by such assets over their remaining useful life.  Accordingly, the Company recorded an impairment charge of approximately $5.5 million to write down the long-lived assets to their fair value.  The fair value of the long-lived assets was primarily determined using the income approach.  The income approach measures the value of an asset by calculating the present value of its future economic benefits.  These benefits can include revenues, cost savings, tax deductions, and proceeds from its disposition.  Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, trends within the industry, and risks associated with particular investments of similar type and quality as of the valuation date.  The Company then determined the fair value of the goodwill associated with the Reporting Unit in accordance with SFAS No. 142, resulting in an impairment charge related to goodwill of approximately $4.0 million.  The total impairment to goodwill and certain amortizable intangible assets of the Reporting Unit for the year ended December 31, 2003 was $9.5 million and appears on the Consolidated Statements of Operations as impairment charge.

(5)                                 Restructuring Charge

In an effort to improve future operating margin performance, during 2003 the Company took steps to reduce its cost base.  As part of this process, the Company reduced its workforce and implemented broad-based salary reductions.  As a result, the Company took a restructuring charge of approximately $1.3 million in 2003 primarily

related to employee severance costs.   Of these restructuring charges, approximately $669,000 was paid during the year ended December 31, 2003 and the remainder will be paid out during the first six months of 2004.

During the year ended December 31, 2002, the Company initiated restructuring actions by reducing its worldwide workforce by approximately 12% to improve operational efficiency and reduce operating expenses.  Charges related to these restructuring actions were accrued in the quarter ended September 30, 2002, the same period that executive management committed to execute such actions.  Restructuring charges recorded in connection with these actions totaled approximately $752,000, which consisted primarily of severance related payments.  Of these restructuring charges, approximately $670,000 was paid during the year ended December 31, 2002, and the remainder was paid during the three month period ended March 31, 2003.

(6)                                 Concentration of Credit Risk and Geographic Segment Data

The following table summarizes the percentage of revenues from the Company’s significant clients (listing those clients that exceed 10% in the applicable year):

	Year Ended December 31,
Client	2003	2002		2001
A	11%		*	*
B	10%		*	*
C	*	11%		16%
D	*		*	10%

* Less than 10%

At December 31, 2003 and 2002, the significant clients listed above accounted for $4.1 million (or 26%) and $231,000 (or 1%) of combined net accounts receivable and contracts in process, respectively.  The Company does not require its customers to provide collateral relative to accounts receivable balances.

Revenue derived from customers in various geographic regions is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
U.S. and Caribbean	$50,640	$54,822	$61,758
Europe	19,209	22,438	26,880
Canada	15,504	11,043	3,736
Asia and other	11,051	4,715	1,345
	$96,404	$93,018	$93,719

(7)                                 Segments

Beginning with the first quarter of 2003, the Company organized into divisions and initiated segment reporting based on those divisions.  Sanchez’s new divisional segments are Banking Solutions, Wealth Management, Outsourcing and Global Services.  The Company evaluates the performance of its segments and allocates resources to them accordingly.  Prior to 2003, the Company classified its operations into three segments: Sanchez’s software licensing business, the SDSI outsourcing business and the Wealth Management Division, which was created following the Company’s acquisition of Spectra in July 2002 (see Note 3).    It is not practicable at this time to restate segment data for prior periods to conform to the Company’s new segment reporting.  As a result, the Company will continue to present segment information under the previous format until comparative information is available under the new segment reporting.  The table below summarizes the Company’s segments (in thousands):

Year Ended December 31, 2003
Revenues
Banking Solutions	$36,507
Wealth Management	10,395
Outsourcing	23,713
Global Services	21,206
Total segment revenue	91,821
Customer reimbursements	4,583
Total revenues	$96,404

Earnings (loss) from operations
Banking Solutions	$6,906
Wealth Management	(13,548)
Outsourcing	(2,513)
Global Services	(2,099)
Total loss from operations	$(11,254)

The table below summarizes information about the business segments in the previous format (in thousands):

	Year Ended December 31,
	2003	2002	2001
Revenues
Sanchez	$48,211	$39,397	$54,555
SDSI	37,788	45,896	39,164
Wealth Management	10,405	7,725	—
Total	$96,404	$93,018	$93,719

Earnings (loss) from operations
Sanchez	$(4,339)	$1,015	$8,228
SDSI	4,249	3,091	(4,478)
Wealth Management	(11,164)	695	—
Total	$(11,254)	$4,801	$3,750

	December 31,
	2003	2002
Total assets
Sanchez	$92,696	$97,438
SDSI	25,038	41,000
Wealth Management	24,618	38,655
Eliminations	(40,614)	(55,996)
Total	$101,738	$121,097

(8)                                 Accrued Expenses

	Year Ended December 31,
(In thousands)	2003	2002
Accrued compensation and related items	$2,785	$3,206
Other	4,897	6,411
Total	$7,682	$9,617

(9)                                 Shareholders’ Equity

The Board of Directors is authorized, subject to certain limitations and without Shareholder approval, to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series and to fix the rights and preferences of the shares in each series.  No shares of preferred stock have been issued.

The 1995 Equity Compensation Plan provides for the issuance of a maximum of 9,360,000 shares of common stock upon the exercise of stock options, stock appreciation rights, and/or restricted stock awards.  As of December 31, 2003, there are 786,891 shares available for future grant.

In May 1998, the Company’s shareholders approved an Employee Stock Purchase Plan (ESPP).  Under the ESPP, employees of the Company can purchase common stock through payroll deductions.  A maximum of 600,000 shares are authorized for issuance under the ESPP.  As of December 31, 2003, a total of 452,607 shares have been purchased under the ESPP.

Generally, outstanding options vest over a two-to-four-year period after the date of grant and expire six to ten years after the date of grant.

A summary of stock option activity is as follows:

	Year Ended December 31,
	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	6,093,707	$7.75	4,050,795	$10.20	2,625,654	$12.14
Options granted	1,503,414	3.73	2,472,678	4.47	1,774,835	7.70
Options exercised	(104,620)	2.33	(16,140)	4.17	(127,953)	7.05
Options cancelled	(864,586)	6.88	(413,626)	12.28	(221,741)	14.94
Outstanding at end of year	6,627,915	7.04	6,093,707	7.75	4,050,795	10.20

Options exercisable	3,723,690		2,887,703		1,928,696

Shares available for future grants	786,891		1,468,900		1,527,952

The following summarizes information about the Company’s stock options outstanding as of December 31, 2003:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding 12/31/03	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Excercisable 12/31/03	Weighted- Average Exercise Price
$0.835	to	$6.740	1,952,201	5.18	$2.627	700,984	$2.149
6.875	to	8.690	1,635,520	5.33	5.775	389,354	6.633
9.844	to	13.313	1,522,235	3.69	7.587	1,184,185	7.621
15.563	to	19.094	1,393,759	2.65	11.624	1,324,967	11.791
31.625	to	42.375	124,200	2.82	34.738	124,200	34.738
$0.835	to	$42.375	6,627,915	4.30	$7.037	3,723,690	$8.876

(10)         Income Taxes

The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current taxes:
Federal	$—	$956	$3,053
State	368	—	(31)
Foreign	440	249	(137)
	808	1,205	2,885
Deferred taxes:
Federal	(1,278)	464	(1,205)
State	(368)	—	—
Foreign	102	—	—
	(1,544)	464	(1,205)
Total provision	$(736)	$1,669	$1,680

The components of the earnings (loss) before income taxes are as follows:

	Year Ended December 31,
	2003	2002	2001
Domestic	$319	$4,936	$5,559
Foreign	(11,291)	607	—
Total	$(10,972)	$5,543	$5,559

A reconciliation of the tax provision based on the federal statutory tax rate to the effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Statutory tax provision (benefit)	$(3,731)	$1,885	$1,890
Non-deductible impairment charge	3,230	—	—
State income taxes, net of federal income tax benefit	—	—	(20)
Foreign income taxes	—	42	(137)
EIE/Foreign sales corporation	(1,484)	(414)	(148)
Increase in valuation allowance related to foreign taxes	1,151	—	—
Other, net	98	156	95
Total	$(736)	$1,669	$1,680

The tax effects of loss carryforwards, credit carryforwards, and temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below exclusive of items for which there is a full valuation allowance, as described below (in thousands):

	December 31,
	2003	2002

Deferred tax assets:
Federal net operating loss carryforwards and credits	4,247	551
State net operating loss carryforwards and credits	1,264	1,133
Foreign net operating losses	5,209	4,600
Foreign tax credits	2,371	1,931
Deferred revenue	6,895	11,598
Accrued Expenses and other	1,364	1,348
Gross deferred tax assets	21,350	21,161
Valuation allowance	(7,462)	(6,533)
Deferred tax assets	13,888	14,628

Deferred tax liabilities:
Deferred costs	(4,944)	(7,400)
Other	—	(53)
Deferred tax liabilities	(4,944)	(7,453)
Net deferred tax assets	$8,944	$7,175

At December 31, 2003, the Company has a U.S. federal net operating loss carryforward of $1.6 million, included in the table above, which is limited due to certain ownership changes which occurred in the past three years.

(11)                          Commitments and Contingencies

The Company leases office facilities subject to operating leases. Future minimum lease payments at December 31, 2003  under non-cancelable operating leases with initial terms of one year or more are as follows (in thousands):

2004	$1,737
2005	1,444
2006	1,385
2007	1,422
2008	1,462
Thereafter	10,498
$17,948

Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $2.8 million, $2.9 million, and $2.9 million respectively.

In February 2001, SDSI filed for arbitration in response to 1stWebbankdirect’s October 2000 termination of its processing agreement in connection with the consolidation of its e-banking platforms.  SDSI was seeking payment of all outstanding receivables from this customer.  1stWebbankdirect counterclaimed and was seeking a refund of the implementation fees they paid for the project. During the year ended December 31, 2002, the Company prevailed in its arbitration claim with 1stWebbankdirect and was awarded $1.7 million.  As a result of this settlement, the Company recognized approximately $3.2 million in revenues and $2.9 million in costs, previously deferred in accordance with SAB No. 101, related to this client during year ended December 31, 2002.

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

John McLeod, the President of Sanchez’s Wealth Management subsidiary, has a three-year employment agreement with the subsidiary, beginning on July 3, 2002.  Mr. McLeod’s annual salary is $233,750 (CAD) and he is entitled to receive twenty months of base salary if he is terminated for some reason other than cause.  The employment contract also contains typical confidentially, non-compete and non-solicitation terms.  Such employment agreements are a common practice for senior executives in Canada and the severance obligations are consistent with Canadian statutory and common law obligations.

Marcia Heister, the General Counsel of the Company has a two-year employment agreement beginning June 12, 2003.  Ms. Heister’s salary is $174,250 and she is entitled to receive six months of base salary if due to a merger or acquisition her position is eliminated; if her responsibilities and/or compensation are diminished and she decides to leave the company; or if the continuation of her position would be dependent on a relocation and she decided not to move.

(12)                          Related Party Transactions

The Company entered into an agreement in 1999 with Devon Air Services, a charter airline company owned by Mr. Michael Sanchez, the Company’s Chairman of the Board.  During the years ended December 31, 2002 and 2001 the Company incurred expenses under this agreement of  $120,000 and $191,000, respectively.  No expense was incurred by the Company in 2003 related to this agreement.

On August 13, 2002, Mr. Michael Sanchez repaid two loans and interest in full that were previously outstanding with the Company.  During 2001 and the first quarter of 2002, the Company had made two loans to Mr. Sanchez which totaled $1.1 million.  Mr. Sanchez was personally liable for these loans, which were secured by collateral.  The loans to Mr. Sanchez bore  interest at a rate of 3.58% per annum and 2.73% per annum.  The Company was advised that Mr. Sanchez used a portion of the loan proceeds to partially repay certain indebtedness obtained for personal purposes and secured by his shares of Company stock.  Mr. Sanchez’s loans from the Company were ratified and approved by the Company’s board of directors, with Mr. Michael Sanchez and Mr. Frank Sanchez abstaining in such actions.  Both loans were full recourse loans.

On July 3, 2002, in connection with the acquisition of Spectra, the Company loaned Mr. John McLeod, President of the Company’s Wealth Management Division, approximately $314,000.  This loan is currently secured by the pledge of 80,000 shares of Sanchez common stock.  The interest rate on the loan is set at the interest rate as prescribed by the Canadian Customs and Revenue Agency (Base Rate).  This rate is adjusted quarterly to the extent such Base Rate changes.  At the time of the loan the Base Rate was 3%.  The current rate is 4%.  The loan has a term of three years commencing July 3, 2002 with six semi-annual payments.  Mr. McLeod has made all three of his scheduled payments on the loan through January 2004.  During 2003, Mr. McLeod repaid $118,000 in principal and interest and has a balance, including interest, of $252,000 as of December 31, 2003.  The highest outstanding balance in 2003 was $301,000.

During 2001, the Company loaned $130,000 to Mr. Todd Pittman, the Company’s Chief Financial Officer, for the purchase of Company stock.  The three-year loan, for which Mr. Pittman is personally liable, is secured by the Company stock purchased by Mr. Pittman, and bears interest at a rate of 4.63% per annum.  During 2003, Mr. Pittman repaid $6,000 in principal and has a balance, including interest, of $120,000 as of December 31, 2003.  The highest outstanding balance in 2003 was $121,000.

In accordance with the Sarbanes-Oxley Act of 2002 and NASDAQ rules, the Company has adopted a policy not to grant any new loans or materially modify or extend any existing loans to officers or directors of the Company and the audit committee must review and approve any related party transactions involving SEC reporting officers.

Sanchez Capital Services is an investee company accounted for under the cost method which has certain distribution rights to Sanchez products in India and portions of the Middle East.  Sanchez Capital Services also provides programming resources for the Company.  The Company paid $1,503,000, $681,000 and $454,000 to Sanchez Capital Services for services during the years ended 2003, 2002, and 2001 respectively.

(13)                          Profit Sharing Trust Plan

The Company maintains a profit sharing trust plan (the Plan) which permits eligible participating members to contribute up to 20% of their gross earnings.  The Company will typically make a contribution equal to 100% of the first 3% which an employee contributes, subject to a statutory cap, and may also make additional voluntary contributions.  During the last five months of 2002, the Company temporarily reduced its contributions to 100% of the first 1.5% which an employee contributes.  The Company expensed $881,000, $584,000 and $649,000 related to the Plan during the years ended December 31, 2003, 2002, and 2001respectively.

(14)                          Revolving Line of Credit

On July 3, 2002, the Company secured a $20 million revolving line of credit.  There have been no borrowings under this facility through December 31, 2003.  Borrowings under the facility bear interest at either a Base Rate Option, defined as either the prime rate or a rate equal to one quarter of one percentage point above the Federal Funds Rate, or the LIBOR Rate Option, defined as the LIBOR Rate plus 150 basis points.  In February 2004, the Company terminated the revolving line of credit.

(15)                          Quarterly Financial Information (Unaudited)

The following table presents the unaudited quarterly financial information for 2003 and 2002 (in thousands, except for per share data):

	2003 Quarter Ended				2002 Quarter Ended
	31-Mar	30-Jun	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec

Revenues	$23,005	$24,040	$25,159	$24,200	$19,326	$22,332	$25,215	$26,145
Earnings (loss) before income taxes	444	(543)	(9,359)	(1,515)	325	343	1,723	3,152
Net earnings (loss)	335	(383)	(9,433)	(756)	218	230	1,314	2,112
Basic earnings (loss) per share	0.01	(0.01)	(0.35)	(0.03)	0.01	0.01	0.05	0.08
Diluted earnings (loss) per share	0.01	(0.01)	(0.35)	(0.03)	0.01	0.01	0.05	0.08

Earnings (loss) per average common share calculations for each of the Company’s quarters are based on the weighted-average number of shares outstanding in each quarter. Accordingly, the sum of the net earnings (loss) per share for each of the quarters in a fiscal year may not equal the actual year-to-date net earnings (loss) per share.

(16)                          Subsequent Event

On January 28, 2004, Sanchez announced it had signed a merger agreement with Fidelity National Financial, Inc. (FNF), a Fortune 500 provider of products and outsourced services and solutions to financial institutions and the real estate industry.  Pursuant to the agreement, Fidelity Information Services, Inc., which is a subsidiary of FNF, has agreed to acquire all of Sanchez’s common stock for an amount equal to $6.50 per share.  The consummation of the merger is subject to customary conditions, including Sanchez shareholder approval and certain regulatory approvals.  The consideration will be paid in cash and FNF stock.  This merger is expected to close sometime in the second quarter of 2004.  The Company is required to pay a termination fee of $7.0 million to FNF if the merger agreement with FNF is terminated in certain circumstances that are set forth in more detail in the merger agreement.

Schedule II

Sanchez Computer Associates, Inc.
Valuation and Qualifying Accounts
For the years ended December 31, 2003, 2002, and 2001

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2001	$1,197,000	$100,000	$78,000	$1,219,000
Year ended December 31, 2002	1,219,000	1,138,000	1,378,000	979,000
Year ended December 31, 2003	979,000	—	639,000	340,000

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

Arthur Andersen LLP

Philadelphia, Pennsylvania

February 5, 2002

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 27, 2002, we dismissed Arthur Andersen LLP (“Andersen”), as our independent accountant, and appointed KPMG LLP as our new independent accountant. The decision to change our independent accountant was recommended and approved by the Audit Committee of our Board of Directors.  Andersen’s reports on our financial statements for the two most recent fiscal years prior to its dismissal did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During 2001 and the period from the end of 2001 through June 27, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During 2001 and the period from the end of 2001 through June 27, 2002, we did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), based on their evaluation of such controls and procedures conducted as of the end of the period covered by this report, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures during the last fiscal quarter covered by this report, nor any known significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART III

Item 10.  Directors of the Registrant.

Directors

MICHAEL A. SANCHEZ	Director since 1979
Age 46

Michael Sanchez founded Sanchez Computer Associates in 1979.  Under his leadership, the Company has become a leading global developer, distributor and marketer of financial services software to financial institutions in 22 countries.  Mr. Sanchez guided the Company through its initial public offering in December 1996, and played a pivotal role in the Company’s global expansion in the early 1990s.  In 1999, Mr. Sanchez established Sanchez Data Systems Inc. (SDSI), a wholly owned subsidiary of Sanchez and now the Company’s outsourcing division.  Mr. Sanchez serves on the board of directors for the Pennsylvania State University at Great Valley, Pa. and eMoney Advisor, developers of Web-enabled financial planning systems.  Mr. Sanchez also serves as chairman of the board of Sanchez Capital Services Inc., a joint venture between Capital Services Group of India and Sanchez Computer Associates.  Mr. Sanchez holds two U.S. and foreign patents on technologies relating to computer interconnectivity.  Mr. Sanchez is the brother of Frank R. Sanchez.

FRANK R. SANCHEZ	Director since 1980
Age 47

Mr. Frank Sanchez has been the chief executive officer since April 1999 and previously was president and chief operating officer of the Company since 1994.  In his capacity as chief executive officer, Mr. Sanchez is responsible for the overall strategic direction and performance of the Company.  Mr. Sanchez also oversees a senior management team that directs the Company’s four principal business units – Banking Solutions, Wealth Management, Outsourcing and Global Services.  He was the principal architect of the Company’s integrated banking solutions and continues to be responsible for providing the overall direction of the product suite and technical strategy.  From 1980 until 1994, Mr. Sanchez was executive vice president in charge of technology and product development.  Mr. Sanchez is a director of Transaction Systems Architects Inc.  Mr. Sanchez is the brother of Michael A. Sanchez.

JOSEPH F. WATERMAN	Director since 2000
Age 52

Mr. Waterman has served as president and chief operating officer of Sanchez since April 1999 and is responsible for the internal operations of the Company.  He leads a senior management team that directs the Company’s sales, marketing, finance, legal, human resources, investor relations and information technology infrastructure.  Mr. Waterman joined the Company in 1992 as a senior vice president and chief financial officer.  Prior to joining Sanchez, Mr. Waterman was employed by Safeguard Scientifics, Inc. for 13 years.

LAWRENCE CHIMERINE	Director since 1987
Age 63

Dr. Chimerine is president of Radnor International Consulting, Inc., an economic consulting company.  He served as chairman, chief executive officer and chief economist of Chase Econometrics and the WEFA Group between 1979 and 1990.  Prior to that, he was chief U.S. economist for The IBM Corporation.  He also served as managing director of the Economic Strategy Institute in Washington, D.C. between 1993 and 1999.  Dr. Chimerine is a director of Franklin Bank and Murex Investments, and is a partner with Strategic Capital Advisors.  He is also a co-founder and director of Grandparents.com.

WILLIAM M. FENIMORE, JR.	Director since 2001
Age 60

Mr. Fenimore is the president of Fenimore and Associates, a consulting firm.  Mr. Fenimore was the chief executive officer of Integrion Financial Network, a developer and provider of electronic banking technologies and services for a consortium of large banks in the United States.  Previously, he was the group executive vice president, chief technology and strategic planning officer of Meridian Bancorp.  Mr. Fenimore held several senior management positions during his career of 29 years with CoreStates Financial Corp.  Mr. Fenimore serves on the Audit Committee, has been designated a financial expert by the Company’s board of directors and is independent in accordance with SEC regulations.

FREDERICK J. GRONBACHER	Director since 2001
Age 62

Prior to retiring in January 2000, Mr. Gronbacher was the chief executive officer of PNC Consumer Bank.  He also served as chief executive officer of PNC Credit Card, PNC National Bank and PNC Insurance.  In September 1993, he joined the Management Committee as executive vice president of PNC Bank Corp.  Mr. Gronbacher serves as chairperson of the Audit Committee.

ALEX W. HART	Director since 1998
Age 63

Since 1998, Mr. Hart has served as an independent consultant.  Before 1998, Mr. Hart served as chief executive officer of Advanta Corp., a consumer and small business service company that he joined in March 1994.  Before joining Advanta Corp., Mr. Hart had been president and chief executive officer of MasterCard International, Inc., a worldwide association of over 29,000 member financial institutions.  Mr. Hart is a director of Fair Isaac Corporation, Silicon Valley Bancshares and Global Payments, Inc..

THOMAS C. LYNCH	Director since 1996
Age 62

Mr. Lynch is employed by The Staubach Company as senior vice president.  Prior to joining The Staubach Company, Mr. Lynch served for two years as president and chief operating officer of CompuCom Systems located in Dallas, Texas, and four years as senior vice president of Safeguard Scientifics.   In 1995, he retired from a 31-year career of Naval Service with the rank of Rear Admiral.  Naval service included commander of the Eisenhower Battle Group during Desert Shield and superintendent of the U.S. Naval Academy.  Mr. Lynch is a director of Basic Engineering Concepts & Technologies, Inc. (BecTech), Mikros Systems Corporation, Telkonet, Inc. and a trustee of the U.S. Naval Academy Foundation.

JAMES R. STOJAK	Director since 1999
Age 57

Since 2000, Mr. Stojak has served as an independent consultant.  Before 2000, Mr. Stojak served as an executive vice president of Citigroup, where he led Citigroup’s global consumer operations and technology.  From 1990 through 1996, Mr. Stojak was senior vice president and chief operating officer of Citibank’s Europe/North America credit card business.  He also served as chairman of Citibank (South Dakota), N.A. and as a director of Citibank (Nevada), N.A.  Prior to Citigroup, Mr. Stojak held executive positions with Wells Fargo Bank and Continental Illinois National Bank.  Mr. Stojak is a member of the Audit Committee.

GARY C. WENDT	Director since 1999
Age 62

Mr. Wendt has served as chairman of Conseco, Inc. since 2000.  He served as the chief executive officer of Conseco from June 2000 until September 2002  (Conseco filed for Chapter 11 bankruptcy in December 2002).  Mr. Wendt is the former president, chairman and chief executive officer of GE Capital Services.  During his 15-year tenure as GE Capital’s leader, the company became General Electric’s largest business activity.  Mr. Wendt is an advisory director of Internet Capital Group, Inc.  He is a member of the National Board of Governors Boys & Girls Clubs of America and is active in many other charitable organizations.

The Board of Directors has determined that each of Messrs. Chimerine, Fenimore, Gronbacher, Lynch, Stojak and Wendt are independent within the meaning of the National Association of Securities Dealers’ listing standards.

Sanchez has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K

Section 16(a) Beneficial Ownership Reporting Compliance:  Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company.  Reporting persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations of persons required to file such reports that no other reports were required to be filed during the fiscal year ended December 31, 2003, all applicable Section 16(a) filing requirements were complied with.

Information concerning the Company’s code of conduct, appearing under the caption “Business - Code of Conduct” in Part I of this Form 10-K, is incorporated herein by reference in response to this Item 10.

Item 11.  Executive Compensation.

Board Compensation

Cash Compensation for Sanchez Board of Directors

An annual retainer of $10,000 is paid to the outside directors at the beginning of each year (such year to begin on the date of their election to the board).

A meeting fee of $1,500 is paid to the outside directors for attendance at each board meeting.  A telephone meeting fee of $500 is paid to the outside directors for participating in each board meeting.

A meeting fee of $1,000 is paid to the outside directors for attendance at each committee meeting.  A telephone meeting fee of $500 is paid to the outside directors for participating in each committee meeting.

In lieu of cash, each outside Sanchez director may elect to receive the retainer and meeting fees in restricted Sanchez stock, such election to be made on an annual basis and in accordance with the August 7, 2002 Board Compensation Plan.

Equity Compensation for Sanchez Board of Directors

The outside directors also are granted 10,000 options on the date of their election or re-election to the board.

Cash Compensation for SDSI Board of Directors

A meeting fee of $1,500 is paid to the outside directors for attendance at each meeting.  A telephone meeting fee of $500 is paid to the outside directors for participating in each board meeting.

In lieu of cash, each outside SDSI director may elect to receive the meeting fees in restricted Sanchez stock, such election to be made on an annual basis and in accordance with the August 7, 2002 Board Compensation Plan.

Expenses

Directors receive reimbursement of out-of-pocket expenses incurred in connection with attendance at meetings or other Company business.

Executive Compensation

Cash and Non-Cash Compensation Paid to Certain Officers

The following table sets forth, with respect to services rendered during fiscal years 2003, 2002, and 2001, the total compensation paid by the Company to the Company’s chief executive officer and the four highest paid executive officers other than the chief executive officer whose total annual salary and bonus exceeded $100,000 during 2003.

Summary Compensation Table

						Long-Term Compensation
						Awards
Name and Principal Position	Year	Annual Compensation (1)				Restricted Stock Awards ($)	Securities Underlying Options/ SARS (#)	All Other Compensation ($) (4)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)
Michael A. Sanchez Chairman	2003	$341,250	$—	$—		$—	61,000	$6,000
	2002	322,174	—	68,133	(2)	—	112,500	6,000
	2001	332,694	—	—		—	61,500	5,100

Frank R. Sanchez Chief Executive Officer	2003	$341,250	$—	$—		$—	71,000	$6,000
	2002	320,833	—	68,133	(2)	—	150,000	6,000
	2001	331,248	—	—		—	76,500	5,100

Joseph F. Waterman President and COO	2003	$243,750	$—	$—		$—	45,500	$6,000
	2002	234,375	—	36,500	(2)	—	75,000	5,414
	2001	242,500	—	—		—	50,000	5,100

James B. Goodwin President, Global Services	2003	$243,750	$—	$37,690	(7)	$—	35,000	$—
Division (5)	2002	161,130	—	31,968	(6)	—	125,000	—

Eric Panepinto, President, Outsourcing Division	2003	$219,808	$—	$1,506	(3)	$—	33,500	$4,854
	2002	208,750	—	21,900	(2)	—	45,100	3,426
	2001	193,077	—	—		—	70,000	4,708

(1) Includes compensation that has been deferred by the top five officers under defined contribution plans.

(2) These amounts were accrued/paid pursuant to the 2002 Variable Compensation Plan.

(3) These amounts were accrued/paid pursuant to the 2003 Variable Compensation Plan.

(4) Represents a contribution under the Company’s 401(k) plan.

(5) Mr. Goodwin’s employment commenced in May 2002.

(6) Includes $7,300 paid pursuant to the 2002 Variable Compensation Plan, and $24,700 paid for living expenses for Mr. Goodwin.

(7) Includes $1,100 paid pursuant to the 2003 Variable Compensation Plan, and $36,600 paid for living expenses for Mr. Goodwin.

2003 Stock Option/SAR Grants

Individual Grants(1)
Name	Number of Securities Underlying Options/ SARs Granted (#)		% of Total Options/ SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
						5% ($)	10% ($)
Michael A. Sanchez	40,000	(3)	3.0%	$3.38	2/25/2011	$64,552	$154,613
	21,000	(4)	1.6%	4.10	11/12/2009	29,282	66,431
Frank R. Sanchez	50,000	(3)	3.8%	$3.38	2/25/2011	$72,763	$171,311
	21,000	(4)	1.6%	4.10	11/12/2009	29,282	66,431
Joseph F. Waterman	30,500	(3)	2.3%	$3.38	2/25/2011	$44,465	$104,719
	15,000	(4)	1.1%	4.10	11/12/2009	20,916	47,451
James B. Goodwin	20,000	(3)	1.5%	$3.38	2/25/2011	$29,106	$68,525
	15,000	(4)	1.1%	4.10	11/12/2009	20,916	47,451
Eric Panepinto	20,000	(3)	1.5%	$3.38	2/25/2011	$29,182	$68,925
	13,500	(4)	1.0%	4.10	11/12/2009	18,824	42,706

(1)          All options have an exercise price equal to or greater than the fair market value of the shares subject to each option on the grant date.  The option exercise price may be paid in cash, by delivery of previously acquired shares, subject to certain conditions, or same day sales (that is, a cashless exercise through a broker).  The Compensation Committee, upon exercise of an option, may elect to pay an individual, in cash or in common stock, the difference between the exercise price and the fair market value on the exercise date.  The committee may modify the terms of outstanding options, including acceleration of the exercise date.

(2)          These values assume that the shares appreciate at the compounded annual rate shown from the grant date until the end of the option term.  These values are not estimates of the Company’s future stock price growth.  Executives will not benefit unless the common stock price increases above the stock option exercise price.  The expiration date shown is the last date when the final vested portion of each option may be exercised.

(3)          These options vest 33 1/3 % percent each year commencing on the first anniversary of the grant.  Each vested segment of these options has a five-year term from the date it first becomes exercisable.

(4)          These options vest 50 % six months from the date of grant and 50% one year from the date of grant.  Each vested segment of these options has a five-year term from the date it first becomes exercisable.

2003 Stock Option Exercises and Year-End Stock Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($)(1) (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael A. Sanchez
Sanchez Options	—	—	224,190	150,250	$185,009	$68,881
SDSI Options	—	—	33,333	—	—	—

Frank R. Sanchez
Sanchez Options	—	—	275,135	188,165	$197,353	$88,925
SDSI Options	—	—	50,000	—	—	—

Joseph F. Waterman
Sanchez Options	—	—	103,185	107,999	$24,687	$48,922
SDSI Options	—	—	16,667	—	—	—

James B. Goodwin Sanchez Options	—	—	58,334	101,666	$16,460	$49,065

Eric Panepinto
Sanchez Options	—	—	68,368	80,232	$14,812	$30,888
SDSI Options	—	—	40,000	—	—	—

(1)   Sanchez option value is calculated using the difference between the option exercise price and the year-end stock price of $4.15, multiplied by the number of shares subject to an option.

(2)   SDSI option value is calculated using the difference between the option exercise price and the last valuation of SDSI common stock established by the SDSI Board of Directors during 2000, multiplied by the number of shares subject to an option.

Report of the Compensation Committee on Executive Compensation

Compensation Philosophy

We are in a highly competitive industry.  To succeed, we must be able to:

• attract and retain qualified employees,

• promote among them the economic benefits of stock ownership in our Company, and

• motivate and reward employees who, by their hard work, loyalty, and exceptional service, - make contributions of special importance to the success of our business.

Compensation Structure

The compensation of our executives consists of:

• base pay,

• cash incentives, and

• stock options.

Base Pay

Base pay is established initially for new executives on the basis of subjective factors, including experience, individual achievements, and the level of responsibility to be assumed.  Salary increases are awarded on an annual cycle. based on subjective factors, including:

• an executive’s increased level of individual responsibility,

• maintaining an appropriate scale among our executives based on relative positions and responsibilities,

• the competitiveness of the labor market in the technology sector, and general levels of inflation.

Mr. Frank Sanchez’s 2003 base pay.

Mr. Sanchez did not receive an annual salary increase in 2003.  In November 2003, the Company initiated broad-based salary reductions.  As part of this initiative, Mr. Sanchez’s compensation was reduced by 15%, effective November 1.

Other highly compensated executives’ 2003 base pay.

Base pay for 2003 was determined by considering the subjective factors previously discussed.  All highly compensated executives were subject to the broad-based salary reductions discussed above.

Cash Incentives

Cash incentives may be awarded at the discretion of the Compensation Committee.  Cash incentives are intended to motivate executives to achieve and exceed not only the targeted tasks and objectives determined for each executive according to his or her functional responsibilities within the organization, but also our annual performance targets and strategic objectives as defined in our annual strategic plan.

Mr. Frank Sanchez’s 2003 cash incentive.

Mr. Sanchez was awarded no cash incentive for 2003.

Other highly compensated executives’ 2003 cash incentive.

Typically, cash incentives are determined by considering corporate performance and other subjective factors.  No cash incentives were awarded in 2003, however, the Company paid out variable compensation as described below.  Cash incentives for 2003 were determined by considering corporate performance other subjective factors.

Variable Compensation Plan

The Sanchez Computer Associates, Inc. Variable Compensation Plan (the Plan) was implemented in April 2003, to provide employees with the ability to earn incentive compensation based upon their individual performance, their business unit’s performance and the overall performance of the corporation.  The Plan provides for individuals within the Company to earn cash compensation based on individual performance measured against objective criteria established by the employee and their supervisor.  Individual based incentives can be earned regardless of the overall performance of the business units or the corporation.  Business unit and corporate objectives are established by the senior management of the Company and reviewed by the Board of Directors.

Stock Options

Our Equity Compensation Plan is designed to attract, retain and reward employees who make significant contributions toward achievement of our financial and operational objectives.  Grants under the Plan align the interests of our executives and employees with the long-term interests of our stockholders and motivate executives and employees to remain in our employ.  These periodic grants are awarded subjectively, based on a number of factors, including the achievement of our financial and strategic objectives, the individual’s contributions toward the achievement of our financial and operational objectives, and the amount and term of options already held by each individual.

2003 Stock Option Awards.

The Compensation Committee granted stock options during 2003 to certain of its new executives and employees and also granted options to certain existing executives and employees during 2003.  The relative number of options granted to new executives and employees was based on each person’s responsibilities and contributions.

IRS Limits on Deductibility of Compensation

The Compensation Committee is aware that Internal Revenue Code section 162(m) provides that publicly held companies may not deduct in any taxable year compensation in excess of one million dollars paid to any of the individuals named in the compensation tables that is not “performance based” as defined in section 162(m).  The Compensation Committee believes that annual levels of executive compensation that are not performance based are not likely to exceed one million dollars in the foreseeable future.

Employment Contracts

John McLeod, the President of Sanchez’s Wealth Management subsidiary, has a three-year employment agreement with the subsidiary, beginning on July 3, 2002.  Mr. McLeod’s annual salary is $233,750 (CAD) and he is entitled to receive twenty months of base salary if he is terminated for some reason other than cause.  The employment contract also contains typical confidentially, non-compete and non-solicitation terms.  Such employment agreements are a common practice for senior executives in Canada and the severance obligations are consistent with Canadian statutory and common law obligations.

Marcia Heister, the General Counsel of the Company has a two-year employment agreement beginning June 12, 2003.  Ms. Heister’s salary is $174,250 and she is entitled to receive six months of base salary if due to a merger or acquisition her position is eliminated; if her responsibilities and/or compensation are diminished and she decides to leave the company; or if the continuation of her position would be dependent on a relocation and she decided not to move.

By the Compensation Committee:

Lawrence Chimerine, Chairman

Frederick J. Gronbacher

Thomas C. Lynch

Stock Performance Graph

The following graph compares the cumulative total return on our common stock for the period December 31, 1998, through December 31, 2003, with the cumulative total return on the Nasdaq Index and the peer group index for the same period.  The peer group consists of Nasdaq companies with SIC Code 737—Computer Programming and Data Processing Services.  The comparison assumes that $100 was invested on December 31, 1998, in our common stock and in each of the comparison indices, and assumes reinvestment of dividends.  We have historically reinvested earnings in the growth of our business and have not paid cash dividends on our common stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Plan Compensation Information

The following table sets forth a summary of the shares available pursuant to the Company’s 1995 Equity Compensation Plan.  All of the Company’s equity compensation plans have been approved by the shareholders.

	Number of shares to be issued upon exercise	Weighted-average exercise price	Shares available for future issuance under equity compensation plans
Equity Compensation Plans Approved by Stockholders	6,627,915	$7.04	786,891

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 1, 2004, with respect to the beneficial ownership of shares of common stock of the Company by each person who is known to the Company to be the beneficial owner of more than five percent of the common stock of the Company, by each director or nominee for director, by each of the executive officers named in the Compensation Table contained elsewhere in this Form 10-K and by all directors and executive officers as a group.

Name	Outstanding Shares Beneficially Owned	Options Exercisable Within 60 Days	Shares Beneficially Owned Assuming Exercise of Options	Percent of Shares
Safeguard Scientifics, Inc. 800 The Safeguard Building 435 Devon Park Drive Wayne, PA 19087-1945	6,288,184	—	6,288,184	23.3%
Wellington Management Company, LLP 75 State Street Boston, MA 02109	2,550,670	—	2,550,670	9.4%
Michael A. Sanchez 40 Valley Stream Parkway Malvern, PA 19355	3,301,989	257,677	3,559,666	13.0%
Frank R. Sanchez 40 Valley Stream Parkway Malvern, PA 19355	1,399,020	316,500	1,715,520	6.3%
Lawrence Chimerine	98,878	30,000	128,878	*
Frederick J. Gronbacher	10,261	30,000	40,261	*
Alex W. Hart	14,878	68,800	83,678	*
William M. Fenimore, Jr.	5,878	28,334	34,212	*
Thomas C. Lynch	17,534	30,000	47,534	*
James R. Stojak	7,894	56,800	64,694	*
Gary C. Wendt	—	56,800	56,800	*
Joseph F. Waterman	456,304	146,685	602,989	2.2%
James B. Goodwin	—	65,000	65,000	*
Eric Panepinto	—	104,232	104,232	*
Executive officers and directors as a group	5,630,596	1,507,979	7,138,575	25.0%

*                 Less than 1% of our outstanding shares of common stock

Each individual has the sole power to vote and to dispose of the shares (other than shares held jointly with his spouse) except as follows:

Safeguard Scientifics	Shares are held of record by wholly owned subsidiaries of Safeguard as follows: Safeguard Scientifics (Delaware), Inc.—5,470,584 shares; Safeguard Delaware, Inc.—817,600 shares.
Wellington Management

Wellington Management, a registered investment adviser, is the beneficial owner as a result of acting as investment adviser to various clients.  This disclosure is based on information contained in a report as of December 31, 2003 on Schedule 13G filed with the Securities and Exchange Commission.

Michael A. Sanchez	Includes 198,000 shares held in custodial accounts for three minor children and 90,000 shares held by his spouse.
Joseph F. Waterman	Includes 3,996 shares held by his spouse, 600 shares held in a custodial account for one minor child, and 1,054 shares held in a spousal trust.

Item 13.  Certain Relationships and Related Transactions.

Relationships and Related Transactions with Management and Others

On July 3, 2002, in connection with the acquisition of Spectra, the Company loaned Mr. John McLeod, President of the Company’s Wealth Management Division, approximately $314,000.  This loan is secured by the pledge of 80,000 shares of Sanchez common stock.  The interest rate on the loan is set at the interest rate as prescribed by the Canadian Customs and Revenue Agency (Base Rate).  This rate is adjusted quarterly to the extent such Base Rate changes.  At the time of the loan the Base Rate was 3%.  The current rate is 4%.  The loan has a term of three years commencing July 3, 2002 with six semi-annual payments.  During 2003, Mr. McLeod repaid approximately $118,000 in principal and interest and has a balance, including interest, of approximately $252,000, as of December 31, 2003.  The highest outstanding balance in 2003 was approximately $301,000.

During 2001, the Company loaned $130,000 to Mr. Todd Pittman, the Company’s Chief Financial Officer, for the purchase of Company stock.  The three-year loan, for which Mr. Pittman is personally liable, is secured by the Company stock purchased by Mr. Pittman, and bears interest at a rate of 4.63% per annum.  During 2003, Mr. Pittman repaid approximately $6,000 in principal and has a balance, including interest, of approximately $120,000 as of December 31, 2003.  The highest outstanding balance in 2003 was approximately $121,000.

In accordance with the Sarbanes-Oxley Act of 2002 and NASDAQ rules, the Company has adopted a policy not to grant any new loans or materially modify or extend any existing loans to officers or directors of the Company and the audit committee must review and approve any related party transactions involving SEC reporting officers.

Item 14.  Principal Accounting Fees and Services

The following table presents fees for professional services rendered by KPMG LLP for the audit of the Company's annual financial statements, review of the Company’s interim financial statements and fees for other services rendered in 2003 and 2002.

KPMG LLP	2003	2002
Audit fees	$196,500	$146,500

Audit related (401K Plan audit, SAS 70)	84,224	85,000

Tax (Tax preparation and consultation)	50,000	47,000

Audit Committee Pre-Approval Policies and Procedures

The Company's Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, the Company's independent accounting firm. The Audit Committee approves the proposed services, including the nature, type, and scope of services contemplated and the related fees, to be rendered by the Company's independent accounting firm during the year.  In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this Form 10-K.

Financial Statements (see Item No. 8, page 32)

Reports of Independent Auditors
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001 All other information for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is either included in the financial statements or is not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)           Reports on Form 8-K

Form 8-K.  Related to the registrant’s third quarter of 2003 results.  Furnished on October 28, 2003.

Form 8-K.  Related to the registrant’s pre-announcement of its third quarter results.  Furnished on October 17, 2003.

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
4.2

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

10.10		Employment Agreement, dated July 3, 2002, between Sanchez Computer Associates, Inc. and John C. McLeod*
21.1		Subsidiaries of the Registrant. *
23.1		Consent of Independent Public Accountants KPMG LLP*
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934
32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*              Filed herewith.

#                                         These exhibits relate to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

(1)                                  Filed on September 27, 1996 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333- 12863) and incorporated by reference.

(2)                                  Filed on November 6, 1996 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-12863) and incorporated by reference.

(3)                                  Filed as an exhibit to the Company’s Report on Form 10-Q for the three-month period ended June 30, 1997 and incorporated by reference.

(4)                                  Filed as an exhibit to the Company’s Report on Form 10-Q for the three-month period ended September 30, 1997 and incorporated by reference.

(5)                                  Filed as an exhibit to the Company’s Schedule 14A dated April 23, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANCHEZ COMPUTER ASSOCIATES, INC.

Dated: March 15, 2004	By:	/s/ FRANK R. SANCHEZ
Frank R. Sanchez, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 15, 2004	/s/ MICHAEL A. SANCHEZ
Michael A. Sanchez, Chairman of the Board of Directors

Dated: March 15, 2004	/s/ FRANK R. SANCHEZ
Frank R. Sanchez, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 15, 2004	/s/ TODD A. PITTMAN
Todd A. Pittman, Senior Vice President and CFO (Principal Financial and Accounting Officer)

Dated: March 15, 2004	/s/ JOSEPH F. WATERMAN
Joseph F. Waterman, President, Chief Operating Officer and Director

Dated: March 15, 2004	/s/ LAWRENCE A. CHIMERINE
Lawrence A. Chimerine, Director

Dated: March 15, 2004	/s/ WILLIAM M. FENIMORE
William M. Fenimore, Director

Dated: March 15, 2004	/s/ FREDERICK G. GRONBACHER
Frederick G. Gronbacher, Director

Dated: March 15, 2004	/s/ ALEX W. HART
Alex W. Hart, Director

Dated: March 15, 2004	/s/ THOMAS C. LYNCH
Thomas C. Lynch, Director

Dated: March 15, 2004	/s/ JAMES R. STOJAK
James R. Stojak, Director

Dated: March 15, 2004	/s/ GARY C. WENDT
Gary C. Wendt, Director